Form 10-Q
period 2023-03-31
ProSomnus, Inc.
filed 2023-05-15
CIK 1934064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41567

ProSomnus, Inc.

(Exact name of registrant as specified in its charter)

DE	88-2978216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5675 Gibraltar Drive

Pleasanton, CA 94588

(Address of Principal Executive Offices)

(844) 537-5337

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	OSA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	OSAAW	The Nasdaq Stock Market LLC

As of May 12, 2023, there were 16,376,630 of the registrant’s ordinary shares outstanding.

TABLE OF CONTENT

PROSOMNUS INC.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$11,560,319	$15,916,141
Accounts receivable, net	2,662,752	2,843,148
Inventory	758,189	639,945
Prepaid expenses and other current assets	1,571,197	1,846,870
Total current assets	16,552,457	21,246,104
Property and equipment, net	2,994,769	2,404,402
Right-of-use assets, net	8,775,016	9,283,222
Other assets	262,913	262,913
Total assets	$28,585,155	$33,196,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,309,656	$2,101,572
Accrued expenses	4,906,746	3,706,094
Equipment financing obligation	57,839	58,973
Finance lease liabilities	898,027	1,008,587
Operating lease liabilities	329,767	215,043
Total current liabilities	7,502,035	7,090,269

Equipment financing obligation, net of current portion	171,984	185,645
Finance lease liabilities, net of current portion	1,917,877	2,081,410
Operating lease liabilities, net of current portion	5,452,282	5,525,562
Senior Convertible notes	14,478,000	13,651,000
Subordinated Convertible note	12,079,380	10,355,681
Earnout liability	11,310,000	12,810,000
Warrant liability	2,834,062	1,991,503
Total noncurrent liabilities	48,243,585	46,600,801
Total liabilities	55,745,620	53,691,070

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000; 16,041,464 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,604	1,604
Additional paid-in capital	190,524,697	190,298,562
Accumulated deficit	(217,686,766)	(210,794,595)
Total stockholders’ deficit	(27,160,465)	(20,494,429)
Total liabilities and stockholders’ deficit	$28,585,155	$33,196,641

See notes to condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022

Revenue	$5,808,380	$3,743,143

Cost of revenue	2,756,631	1,578,496

Gross profit	3,051,749	2,164,647

Operating expenses
Sales and marketing	2,824,048	2,117,419
Research and development	1,018,969	557,633
General and administrative	3,353,007	1,353,735
Total operating expenses	7,196,024	4,028,787

Net Loss from Operations	(4,144,275)	(1,864,140)

Other income (expense)
Interest expense	(1,171,810)	(1,095,837)
Change in fair value of earnout liability	1,500,000	—
Change in fair value of debt	(1,827,000)	—
Change in fair value of warrant liability	(842,559)	(20,756)
Other expense	(406,527)	—
Total other expense	(2,747,896)	(1,116,593)

Net loss before income taxes	(6,892,171)	(2,980,733)

Net loss	$(6,892,171)	$(2,980,733)

Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.75)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	16,041,464	3,980,204

See notes to condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	16,041,464	$ 1,604	$ 190,298,562	($ 210,794,595)	($ 20,494,429)

Stock-based compensation expense	—	—	226,135	—	226,135

Net loss	—	—	—	(6,892,171)	(6,892,171)
Balance as of March 31, 2023	16,041,464	$ 1,604	$ 190,524,697	($ 217,686,766)	($ 27,160,465)

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022

	Redeemable Convertible Preferred Stock						Additional		Total
	Series B		Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2022	7,288,333	$ 12,389,547	26,245	$ 26,245,000	24,566,386	$ 2,456	$ 150,425,960	($ 203,649,275)	($ 53,220,859)

Vesting of restricted stock awards	—	—	—	—	73,724	7	(7)	—	—

Net loss	—	—	—	—	—	—	—	(2,980,733)	(2,980,733)
Balance as of March 31, 2022	7,288,333	$ 12,389,547	26,245	$ 26,245,000	24,640,110	$ 2,463	$ 150,425,953	($ 206,630,008)	($ 56,201,592)

See notes to condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,892,171)	$(2,980,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	166,814	83,404
Amortization of finance right-of-use asset	180,207	153,546
Amortization of operating right-of-use asset	135,965	—
Noncash interest	1,101,056	903,864
Noncash research and development	100,000	—
Loss on disposal of property and equipment	117,449	—
Amortization of debt discount	—	36,500
Bad debt expense	138,850	12,510
Stock-based compensation	226,135	—
Change in Earnout Liability	(1,500,000)	—
Change in fair value of debt	1,827,000	—
Change in fair value of warrant liability	842,559	20,756
Impairment of assets	273,746	—
Changes in operating assets and liabilities:
Accounts receivable	41,546	383,277
Inventory	(118,244)	(312,099)
Prepaid expenses and other current assets	275,673	(117,295)
Other assets	—	(764,157)
Accounts payable	(791,916)	824,033
Accrued expenses	708,295	299,643
Operating lease liability	74,733	(6,084)
Net cash used in operating activities	(3,092,304)	(1,462,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(974,630)	(129,409)
Net cash used in investing activities	(974,630)	(129,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	7,000,000
Repayments of line of credit	—	(7,587,816)
Proceeds from issuance of subordinated notes	—	300,000
Principal payments on finance lease obligations	(274,094)	(255,924)
Principal payments on equipment financing obligation	(14,794)	(7,320)
Repayments of subordinated loan and security agreement	—	(191,049)
Proceeds from issuance of unsecured subordinated promissory notes	—	3,000,000
Repayments of unsecured subordinated promissory notes		(500,000)
Net cash provided by financing activities	(288,888)	1,757,891
Net increase (decrease) in cash and cash equivalents	(4,355,822)	165,647
Cash and cash equivalents at beginning of year	15,916,141	1,500,682
Cash and cash equivalents at end of year	$11,560,319	$1,666,329
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$145,654
Cash paid for franchise taxes	$—	$4,085
Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment through capital leases	$—	$291,031

See notes to consolidated financial statements.

PROSOMNUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is located in Pleasanton, California and was incorporated as a Delaware company on May 3, 2022.  Its accounting predecessor company, ProSomnus Sleep Technologies, Inc. was incorporated as a Delaware company on March 2, 2016.

NOTE 2 — BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed on April 14, 2023 with the U.S. Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The Company has incurred recurring losses from operations and recurring negative cash flows from operating activities. March 31, 2023, the Company had a working capital $9.1 million and cash and cash equivalents of $11.6 million.

Based on cash flow projections from operating and financing activities and existing balance of cash and cash equivalents and investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of these condensed consolidated financial statements. Based on the above considerations, the Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

The Company’s ability to continue as a going concern is dependent on management’s ability to control operating costs and maintain revenue growth forecast. Management believes there is not substantial doubt about the ability of the Company to meet its obligations and operations for twelve months after the issuance of the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could materially affect the results of operations reported in future periods. The Company’s significant estimates in these condensed consolidated financial statements relate to the fair values, and the underlying assumptions used to formulate such fair values, of its senior and subordinated convertible notes, earn-out liability, and warrants.  Estimates also include the allowance for doubtful accounts receivable, warranty and earned discount accruals, measurements of tax assets and liabilities and stock-based compensation.

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

Under the fair value election as prescribed by ASC 815, the Company will record changes in fair value through the consolidated statement of operations as a fair value adjustment of the convertible debt each reporting period, with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable. The change in fair value of the instrument will be recorded as a fair value adjustment of convertible debt within the consolidated statement of operations. The Company has elected to separately present interest expense related to the Senior and Subordinated Promissory Notes on the condensed consolidated statement of operations.

At March 31, 2023 and 2022, the warrants related to the Senior and Subordinated Convertible Notes, warrant liability and the Earn-out liability are classified within Level 3 of the valuation hierarchy.

The following tables provide a summary of the financial instruments that are measured at fair value on a recurring basis:

		March 31, 2023
	Fair Value	Level 1	Level 2	Level 3

Senior Convertible Notes	$14,478,000	$—	$—	$14,478,000
Subordinated Convertible Notes	12,079,380	—	—	12,079,380
Earn-out liability	11,310,000	—	—	11,310,000
Warrant liability	2,834,062	—	—	2,834,062

		December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Senior Convertible Notes	$13,651,000	$—	$—	$13,651,000
Subordinated Convertible Notes	10,355,681	—	—	10,355,681
Earn-out liability	12,810,000	—	—	12,810,000
Warrant liability	1,991,503	—	—	1,991,503

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

Cash and Cash Equivalents

The company considers all demand deposits with an original maturity to the Company of 90 days or less as cash and cash equivalents. The Company places its cash and cash equivalents with high credit-quality financial institutions. As of March 31, 2023 and December 31, 2022, the Company had $11.6 million and $15.9 million of cash and cash equivalents, respectively.

Senior and Subordinated Convertible Notes

The Company accounts for its senior and subordinated convertible notes as derivatives in accordance with, ASC 815-10, Derivatives and Hedging, and ASC 815-15, Embedded Derivatives, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and remeasured at each subsequent reporting period, and recorded within convertible notes, net on the accompanying Condensed Consolidated Balance Sheets and changes in fair value recorded in other expense within the condensed Consolidated Statements of Operations. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

The Company has analyzed the redemption, conversion, settlement, and other derivative instrument features of its senior and subordinated convertible notes.

●	The Company identified that the (i) redemption features, (ii) lender’s optional conversion feature, (iii) lender’s optional conversion upon merger event feature and (iv) additional interest rate upon certain events feature meet the definition of a derivative. The Company analyzed the scope exception for all the above features under ASC 815-10-15-74(a).
●	Based on the further analysis, the Company identified that the (i) lender’s optional conversion feature, (ii) lender’s optional conversion upon merger event feature and (iii) additional interest rate upon certain events feature, do not meet the settlement criteria to be considered indexed to equity. The Company concluded that each of these features should be classified as a derivative liability measured at fair value with the changes in fair value in the Condensed Consolidated Statement of Operations.

●	The Company also identified that the redemption features are settled in cash and do not meet the indexed to equity and the equity classification scope exception, thus, they must be bifurcated from the convertible notes and accounted for separately at fair value on a recurring basis reflecting the changes in fair value in the Condensed Consolidated Statement of Operations.

The Company determined the notes contained multiple embedded derivatives that are required to be bifurcated, two of which are conversion features.

As per ASC 815, if there is a conversion feature that is required to be bifurcated, the cash conversion feature and beneficial conversion feature guidance is not applicable to such conversion feature and the fair value election is allowable provided the debt was not issued at a substantial premium. The Company concluded that the notes were not issued at a premium and hence the Company elected the fair value option under ASC 815-15-25. The Company elected to record changes in fair value through the condensed Consolidated Statement of Operations as a fair value adjustment of the convertible debt each reporting period (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable). The Company has also elected not to separately present interest expense related to notes and the entire change in fair value of the instrument will be recorded as a fair value adjustment of convertible debt within the Condensed Consolidated Statement of Operations. Thus, the multiple embedded derivatives do not need to be separately bifurcated and fair valued. The notes are reflected at their respective fair values on the condensed Consolidated Balance Sheet at March 31, 2023.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and then remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as other income or expense on the consolidated statements of operations.

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

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term as the underlying leases for operating leases and the implied rate in the lease agreement for finance leases.

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

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's Financial Statement.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Manufacturing equipment	$2,698,127	$2,516,859
Computers and software	1,329,357	1,608,075
Furniture	—	27,587
Leasehold Improvements	751,000	441,956
	4,778,484	4,594,477
Less: accumulated depreciation	(1,783,715)	(2,190,075)
Total Property and equipment, net	$2,994,769	$2,404,402

Depreciation expense for the three months ended March 31, 2023 and 2022 was $166,814 and $83,404 respectively.

The Company disposed property and equipment assets of $690,624 which had an accumulated depreciation of $573,174 during the three months ended March 31, 2023. The resulting $117,449 loss on disposal is reflected in the Condensed Consolidated Statement of Operations as other expense.

NOTE 4 — INVENTORY

Inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw Materials	$607,023	$561,726
Work in progress	151,166	78,219
	$758,189	$639,945

The Company did not have any excess or obsolete inventory reserves as of the three months ended March 31, 2023 and December 31, 2022.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022

Compensation related accruals	$2,611,952	$2,104,008
Marketing programs	829,647	611,642
Interest	487,596	110,239
Warranty	324,191	269,496
Other	376,807	421,116
Professional fees	231,553	129,169
Credit card fees	45,000	60,424
	$4,906,746	$3,706,094

NOTE 6 — LEASES

The Company’s previous corporate office lease has a remaining term of approximately twelve months as of December 31, 2022. The Company’s operating lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company recognized right-of-use assets and lease liabilities for such leases in connection with its adoption of ASC 842 as of January 1, 2022. The Company reports operating lease right-of-use assets and the current and non-current portions of its operating lease liabilities on the condensed consolidated balance sheet.

On February 28, 2023, the Company abandoned the previous corporate office premises. There is no new cash inflow generated or expected from sale or sublease of property and leasehold improvements at the location. The Company recorded an impairment loss on the ROU operating lease assets for $192,035 and accrued liabilities of $115,000 in anticipation of expected CAM payments on the lease through December 31, 2023. The impairment loss and the accrued expenses are reflected as other expense in the condensed consolidated statement of operations for the three months ended March 31, 2023.

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

The components of the Company’s lease cost, weighted average lease terms and discount rates are presented in the tables below:

Three months ended
March 31, 2023
Lease Cost:
Operating lease cost	$265,053
Finance lease cost:
Amortization of assets obtained under finance leases	$180,207
Interest on lease liabilities	78,002
$258,209

Lease term and discount rate	Weighted average discount rate:	Weighted average remaining lease term:
As of March 31, 2023

Operating leases	10.00%	9.8	years
Finance leases	11.16%	3.4	years

Three months ended
March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,316
Operating cash flows from finance leases	80,500
Financing cash flows from finance leases	274,094
Right-of-use assets obtained in exchange for lease liabilities:
Acquisition of right of use assets through operating leases	$—
Acquisition of property and equipment through finance leases	—
Addition of right of use assets from finance lease modification	—
$—

Right-of-use assets consisted of the following as of March 31, 2023:

Total
Manufacturing equipment	$4,673,618
Computers and software	700,234
Leasehold Improvements	218,244
Total	5,592,095
Less: accumulated amortization	(2,121,850)
Right-of-use assets for finance leases	3,470,245
Right-of-use assets for operating leases	5,304,771
Total right-of-use assets	$8,775,016

At March 31, 2023, the following table presents maturities of the Company’s finance lease liabilities:

Years ending	Total
2023	$1,139,231
2024	851,940
2025	744,939
2026	542,661
2027	79,047
Thereafter	—
Total minimum lease payments	3,357,818
Less amount representing interest	(541,914)
Present value of minimum lease payments	2,815,904
Less current portion	(898,027)
Finance lease obligations, less current portion	$1,917,877

At March 31, 2023, the following table presents maturities of the Company’s operating lease liabilities:

Three month ending March 31, 2023	Total
2024	$719,794
2025	842,553
2026	867,831
2027	893,862
2028	920,679
Thereafter	4,761,873
Total minimum lease payments	9,006,592
Less: amount representing interest	(3,387,464)
Present value of minimum lease payments	5,619,128
Less: current portion*	(166,846)
Operating lease liabilities, less current portion	$5,452,282
*Excludes $162,921 short term lease liability for previous headquarter lease impaired

Total rent expense for the years ended the three months ended March 31, 2023 and 2022 ended was $58,368 and $250,495, respectively.

NOTE 7 — DEBT

Equipment Financing Obligation

The Company’s future principal maturities under the equipment financing obligation are summarized as follows:

Years ending	Total
2023	$44,178
2024	56,995
2025	63,698
2026	64,952
2027	—
Total principal maturities	229,823
Less: current portion	(57,839)
Equipment financing obligation, net of current portion	$171,984

Subordinated Notes

The Company received advances under unsecured subordinated promissory note agreements for total proceeds of $300,000 during the three months ended March 31, 2022. No issuance costs were incurred.

All note holders elected to convert the bridge loan into Series A Redeemable Convertible Preferred Stock of the Company immediately prior to the closing of the Business Combination.

Bridge Loan (Unsecured Subordinated Promissory Notes)

During February and March 2022, the Company received proceeds of $3,000,000 from unsecured subordinated promissory notes (the “Bridge Loans”). Prior to the Business Combination the Bridge Loans converted into Series A Redeemable Convertible Preferred Stock.

During March 2022, $500,000 of the Bridge Loans were repaid. The primary stockholder of the Company was the borrower on this Bridge Loan, and a representative of this primary stockholder is a member of the Company’s Board of Directors.

Convertible Debt Agreements

Senior Convertible Notes

On December 6, 2022, the Company entered into a senior indenture agreement, and Senior Secured Convertible Notes Due December 6, 2025 (“Senior Convertible Notes”), with an aggregate principal amount of $16.96 million, pursuant to senior securities purchase agreement, dated August 26, 2022. In connection with the closing of this Senior Convertible Notes offering, the Company issued 36,469 shares of common stock and 169,597 warrants to purchase common stock. The “Senior Convertible Notes warrants” entitle the note holders to purchase shares of common stock of the Company, subject to adjustment, at a purchase price per share of $11.50. The debt has an interest rate of 9% per annum.

Subordinated Convertible Notes

On December 6, 2022, the Company entered into that certain Subordinated Indenture by and between ProSomnus, Inc., ProSomnus Holdings, ProSomnus Sleep Technologies, and Wilmington Trust, National Association, as Trustee and Collateral Agent, and Subordinated Secured Convertible Notes Due April 6, 2026 (“Subordinated Convertible Notes”), with an aggregate principal amount of $17.45 million, pursuant to the previously disclosed Subordinated Securities Purchase Agreement, dated August 26, 2022. In connection with the closing of this Convertible Debt offering, the Company issued 290,244 shares of common stock and 1,745,310 warrants (“Subordinated Convertible Notes warrants”)  to purchase common stock to certain Convertible Debt holders. The debt has an interest rate of Prime Rate plus an additional 9% per annum with a term of 3 years.

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

The estimated fair value of the convertible note payable was determined using a Monte Carlo Simulation method. We simulated the stock price using a Geometric Brownian Motion until maturity.  For each simulation path we calculated the convertible bond value at maturity and then discount that back to the valuation date. Finally, the value of the convertible bond is determined by averaging the discounted cash flows of all the simulated paths. The following assumptions were used as of Mach 31, 2023.

	Monte Carlo Simulation Assumptions
	Asset	Risky	Expected	Risk-Free
As of March 31, 2023	Price	Yield	Volatility	Interest Rate
Senior Convertible Notes	$5.21	31.50%	45%	3.89%
Subordinated Convertible Notes	5.21	40.80%	45%	3.81%

The following is a summary of changes in fair value of Convertible Notes for three months ended March 31, 2023.

	Convertible		Convertible
	Notes as of	Change in	Notes as of
	December 31,	fair value of	March 31,
Convertible Notes	2022	Convertible Notes	2023
Senior Convertible Notes	$13,651,000	$827,000	$14,478,000
Subordinated Convertible Notes	10,154,000	1,000,000	11,154,000

NOTE 9 – COMMON STOCK WARRANTS

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

The fair value of the outstanding warrants accounted for as liabilities as of March 31, 2023 are calculated using the Black-Scholes option pricing model with the following assumptions:

	Exercise	Asset	Dividend	Expected	Risk-Free	Expected
As of March 31, 2023	Price	Price	Yield	Volatility	Interest Rate	Life
Convertible Notes Warrants	$11.50	$5.21	0%	55%	3.60%	4.68	years

The changes in fair value of the outstanding warrants classified as liabilities for the three months ended March 31, 2023 and 2022 were as follows:

	Warrant		Warrant
	liability,	Change in	liability,
	December 31,	fair value of	March 31,
Warrant Issuance	2022	warrants	2023
Convertible Notes Warrants	$1,991,503	$842,559	$2,834,062

There were 4,597,180 equity classified warrants granted during the three months ended March 31, 2023 and year ended         December 31, 2022.

NOTE 10 – COMMON STOCK

The Company has reserved shares of Common Stock for the following as of March 31, 2023:

2022 Equity Incentive Plan reserve	2,411,283
Reserve for earn-out shares	3,000,000
Reserve for exercise of warrants	4,597,191
Total	10,008,474

During the three months ended March 31, 2023, the contingent shares that were associated with any merger consideration adjustments related to the Company’s merger were released.

NOTE 11 - EARN-OUT SHARES

In connection with the Business Combination, certain of the Company’s original stockholders are entitled to receive up to 3,000,000 Earn-out shares in three tranches:

(1)

the first tranche of 1,000,000 Earn-out shares will be issued when the volume-weighted average price per share of the Company’s common stock is $12.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing;

(2)

the second tranche of 1,000,000 Earn-out shares will be issued when the volume-weighted average price per share of the Company’s common stock is $15.00 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing; and ·

(3)

the third tranche of 1,000,000 Earn-out shares will be issued when the volume-weighted average price per share of the Company’s common stock is $17.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing.

The Earn-out shares will be allocated among the Company’s stockholders in proportion to the number of shares issued to them at the closing that continue to be held by them.

Due to the variability in the number of Earn-out shares at settlement which could change upon a control event, the Earn-out arrangement contains a settlement provision that violates the indexation guidance under ASC 815-40 and liability classification is required. The Company recorded the Earn-out liability initially at fair value, and will subsequently remeasure the liability with changes in fair value recorded in the consolidated statement of operations.

The Earn-out liability as of December 31, 2022 was $12.81 million. During the three months ended March 31, 2023, the change in fair value of Earnout liability was $1.5 million.  The balance of Earn-out liability as of March 31, 2023 was $11.3 million.

NOTE 12 — STOCK-BASED COMPENSATION

The Company issued 1,478,915 options under the 2022 Equity Incentive plan to certain employees and consultants of the Company.

2022 Equity Incentive Plan

Stock option activity for the three months ended March 31, 2023 was as follows:

		Weighted-Average	Weighted-Average	Intrinsic
	Shares	Exercise Price	Remaining Life	Value
Outstanding at December 31, 2022	—	$—
Granted	1,478,915	5.20
Exercised	—	—
Cancelled	(13,098)	5.20
Outstanding at March 31, 2023	1,465,817	$5.20	9.84	$ 13,184
Exercisable as of March 31, 2023
Vested and expected to vest as of March 31, 2023	1,465,817	5.20	9.84	$ 13,184

As of March 31, 2023, there are no options that are exercisable.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $2.91. During the three months ended March 31, 2023, no options were exercised, and no options were vested.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions for the three months ended March 31, 2023.

Dividend yield	0%
Expected volatility	55.0%
Risk-free interest rate	3.6%
Expected life	6.14 years

Dividend Rate—The expected dividend rate was assumed to be zero, as the Company had not previously paid dividends on common stock and has no current plans to do so.

Expected Volatility—The expected volatility was derived from the historical stock volatilities of several public companies within the Company’s industry that the Company considers to be comparable to the business over a period equivalent to the expected term of the stock option grants.

Risk-Free Interest Rate—The risk-free interest rate is based on the interest yield in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Term—The expected term represents the period that the Company’s stock options are expected to be outstanding. The expected term of option grants that are considered to be “plain vanilla” are determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants not considered to be “plain vanilla,” the Company determined the expected term to be the contractual life of the options.

Forfeiture Rate—The Company recognizes forfeitures as they occur.

The Company has recorded stock-based compensation expense for the three months ended March 31, 2023 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows:

Three Months Ended
March 31, 2023
Sales and marketing	$ 27,411
Research and development	46,764
General and administrative	151,960
$ 198,724

As of March 31, 2023, unamortized compensation expense related to unvested stock options (was approximately $4.0 million, which is expected to be recognized over a weighted average period of 3.6 years.

Restricted Common C shares

All previously issued restricted common C shares vested and terminated at the date of the merger on December 6, 2022.

A summary of non-vested restricted common C shares as of March 31, 2022 and changes during the year then ended is presented below:

		Weighted-Average
		Grant Date Fair Value
	Shares	per Share
Non-vested restricted common C shares as of December 31, 2021	912,692	$0.01
Granted	—	—
Vested	(73,724)	0.01
Forfeited	(6,875)	0.02
Non-vested restricted common C shares as of March 31, 2022 (1)	832,093	$0.02

(1)	As of March 31, 2022, there was less than $10,000 of total unrecognized compensation cost related to non- vested restricted common C shares that is expected to be recognized over a weighted-average period of approximately 2 years. The estimated forfeiture rate for restricted common C shares was 0% as of March 31, 2022.

The fair value of the 73,724 shares that vested during the three months ended March 31, 2022 was approximately $1,000.

Total stock compensation expense related to the restricted common C shares for the three months ended March 31, 2023 and 2022 was $0 and $0, respectively.

NOTE 13 — NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2023 and 2022:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss attributable to common stockholders	$(6,892,171)	$(2,980,733)
Denominator:
Weighted-average common shares outstanding	16,041,464	3,980,204
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.75)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 because including them would have been antidilutive are as follows:

	Three months ended	Three months ended
	2023	2022
Series A common stock upon conversion of redeemable convertible preferred stock A	—	4,214,422
Series A common stock upon conversion of redeemable convertible preferred stock B	—	7,288,333
Non-vested shares of Series C common stock	—	832,093
Senior and Subordinated Convertible Notes	3,179,410	—
Shares subject to warrants to purchase common stock	6,512,087	322,223
Total	9,691,497	12,657,071

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward-Looking Statements

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

Our ProSomnus precision intraoral devices are classified by the U.S. Food and Drug Administration (the “FDA”) as Class II medical devices for the treatment of snoring and mild to moderate OSA. We received pre-market notification and FDA clearance pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) for our first intraoral device in July 2014 and our devices have been commercially available in the United States since August 2014. To date, over 150,000 ProSomnus precision devices have been prescribed for patients.

Sleep apnea is a serious and chronic respiratory disease that negatively impacts a patient’s sleep, health, and quality of life. OSA is the most common form of sleep apnea. OSA is a medical condition characterized by a cessation of breathing when the tongue, soft palate, and other related tissues in the back of the throat collapse and block the upper airway during sleep, temporarily decreasing the oxygen concentration in the blood. During an OSA episode, the diaphragm and chest muscles must work harder to overcome the obstruction and open the airway. These episodes disrupt the sleep cycle, reduce airflow to vital organs, stress the body, and create a negative feedback loop. If untreated, OSA increases the risk of high blood pressure, hypertension, heart failure, stroke, coronary artery disease and other life-threatening diseases. OSA is associated with a reduction in quality-of-life factors including a higher risk of motor vehicle and operator accidents, workplace errors, absenteeism and more.

Until ProSomnus, there have been few alternatives for OSA patients who refuse or fail CPAP. Historically, treatment alternatives to CPAP have consisted of surgical procedures or legacy dental products. Surgical procedures, such as hypoglossal nerve stimulation and maxillomandibular advancement, can be invasive, irreversible, expensive, and only suitable for a narrow range of patient types. Legacy dental products, historically, have been associated with inconsistent and unreliable performance. We believe that there is both an urgent clinical need and a strong market opportunity for a treatment alternative that is effective, non- surgical, convenient, and more economical.

ProSomnus therapy is covered by most private insurance payers, Medicare, and by a growing number of public health insurance programs offered in many countries around the world. In the United States an estimated 70% of treatments are paid for by private insurance, 25% are covered by Medicare and the remaining 5% are paid out of pocket by the patient.

Dentists are typically reimbursed by private medical insurance in the range of approximately $2,000 to $3,500 per patient for intraoral appliance therapy and by Medicare in the range of approximately $1,250 to $1,800 per patient for intraoral appliance therapy. The average amount varies by insurance provider and Medicare jurisdiction. At these reimbursement levels, we believe that intraoral appliance therapy offers dentists an attractive ratio of revenue per chair time in comparison to other dental procedures.

We market and sell our precision intraoral devices to dental sleep medicine providers in the United States and in select countries around the world through a direct sales force. We currently have 11 direct sales representatives in the United States and three in Europe. Our direct sales force focuses their education, promotional and sales efforts on dentists who have developed a specialty in dental sleep medicine, and the physicians who are actively treating OSA.

We generated revenue of $5.8 million, with a gross margin of 52.5% and a net loss of $6.9 million, for the three months ended March 31, 2023, compared to revenue of $3.7 million, with a gross margin of 57.8% and a net loss of $3.0 million, for the three months ended March 31, 2022. Accumulated deficit as of March 31, 2023 was $217.7 million.

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

Please refer to the section titled; “Risk Factors” included elsewhere in this proxy statement/prospectus for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and actions that may be taken by government authorities across the United States. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

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

Description of Certain Components of Financial Data

Revenue, net

We derive primarily all of our revenue from the sale of our customized precision milled intra oral medical devices that dentists use to treat patients diagnosed with Obstructive Sleep Apnea. Our revenue recognition policies are discussed in more detail in Note 1 to our consolidated financial statements and notes thereto for the three months ended March 31, 2023 and 2022 included elsewhere in this quarterly report.

Cost of Revenue

Cost of revenue consists primarily of materials and the costs related to the production of the intraoral device, including employee compensation, other employee-related expenses, inbound shipping and allocable manufacturing overhead costs. ProSomnus has a policy to classify initial recruiting and training costs of new manufacturing employees as part of research and development expenses in the consolidated statements of operations.

Sales and marketing

Sales and marketing costs primarily consist of salaries, bonuses, benefits and travel costs for employees engaged in sales and marketing activities, as well as website, advertising, conferences and other promotional costs.

Research and development

Research and development costs consist of production costs for prototypes, test and pre-production units, supplies, consulting, and personnel costs, including salaries, bonuses and benefit costs. Most of our research and development expenses are related to developing new products and services. Consulting expenses are related to research and development activities as well as clinical and regulatory activities and certain third-party engineering costs. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in product development. As a result, research and development expenses are expected to increase in absolute dollars as the research and development efforts increase.

General and administrative

General and administrative expenses primarily consist of labor, bonuses, benefits, general insurance, office expenses and outside services. Outside services consist of audit, tax, legal and other professional fees. We expect that general and administrative expenses will increase in absolute dollars as a result of operating as a public company.

Other income (expense), net

Other income (expense), net primarily relates to interest expense as well as a gain from forgiveness of Paycheck Protection Program (“PPP”) loans, a change in fair value of warrants classified as liabilities and a loss on the extinguishment of debt related to the Second Amendment and the Convertible Bridge Loan Advance.

The components of interest expense include interest expense payable under our subordinated notes, subordinated loan and security agreements, unsecured subordinated promissory notes, equipment financing and capital lease obligations.

Results of Operations

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
Revenue, net	$5,808,380	$3,743,143	$2,065,237	55.2%
Cost of Revenue	2,756,631	1,578,496	1,178,135	74.6%
Gross profit	3,051,748	2,164,647	887,101	41.0%
Gross margin %	52.5%	57.8%

Operating expenses
Sales and marketing	2,824,048	2,117,419	706,629	33.4%
Research and development	1,018,969	557,633	461,336	82.7%
General and administrative	3,353,007	1,353,735	1,999,272	147.7%
Total operating expenses	7,196,024	4,028,787	3,167,237	78.6%

Other (expense) income
Interest expense	(1,171,810)	(1,095,837)	(75,973)	6.9%
Forgiveness of PPP loans	—	—	—	n/m
Change in fair value of earnout liability	1,500,000	—	1,500,000	n/m
Change in fair value of debt	(1,827,000)	—	(1,827,000)	n/m
Change in fair value of warrant liability	(842,559)	(20,756)	(821,803)	3,959.4%
Loss on extinguishment of debt	—	—	—	n/m
Other income (expenses)	(406,527)	—	(406,527)	n/m
Total other (expense) income	(2,747,896)	(1,116,593)	(1,631,303)	146.1%

Net loss before income taxes	(6,892,171)	(2,980,733)	(3,911,438)	131.2%

Provision for income taxes	—	—	—	—%

Net loss	$(6,892,171)	$(2,980,733)	$(3,911,438)	131.2%

(n/m = not meaningful)

Comparison of the three months ended March 31, 2023 and 2022

Revenues increased by $2 million, or 55.2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily driven by increased unit volume due to increased sales and marketing investments and mix shift to the new EVO Products.

Revenue from the Company’s largest customer was 5.6% for the three months ended March 31, 2023, and 5.8% for the three months ended March 31, 2022.

Total cost of revenue increased by $1.2 million, or 74.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to product costs associated with higher sales volume of our devices and an increase in the cost of materials and supplies.

Gross margin decreased to 52.5% for the three months ended March 31, 2023, compared to 57% for the three months ended March 31, 2022, primarily driven by an increase in the cost of materials and repairs and maintenance.

Sales and marketing expenses increased by $0.7 million, or 33.4%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was driven by an increase in personnel expenses of $0.5 million due largely to expansion of the sales team and travel and in-person events.

Research and development expenses increased by $0.5 million, or 82.7%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily driven by an increase in headcount-related personnel and research and development.

General and administrative expenses increased by $2 million, or 147.7%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was driven primarily by headcount-related personnel costs of $0.5 million, directors’ and officers’ insurance cost of $0.3 million, professional fees of $0.4 million; costs related to the new facility of $0.3 million and a $0.2 million increases in costs relates to costs that scale with revenue including credit card fees, recruiting, software, utilities, and depreciation.

Total other expense increased by $1.6 million, or 146.1%, from an expense of $1.1 million for the three months ended March 31, 2022, to an expense of $2.7 million for three months ended March 31, 2023. This increase was primarily driven by an increase in the fair value of debt of $1.8 million, an increase in the fair value of the warrant liability of $0.8 million, impairment of assets of $0.3 million, loss on disposal of property and equipment of $0.1 million and increase in interest expense of $0.1 million. This was offset by a decrease in the fair value of the earn-out liability of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management’s Plans

At March 31, 2023, we had cash and cash equivalents of $11.6 million available to fund our ongoing business activities. We believe that our cash and cash equivalents as of March 31, 2023, will be sufficient to fund our projected operating requirements for at least 12 months. However, such cash and cash equivalents are not expected to be sufficient to enable us to complete the development and commercialization of our products. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Until we can generate a sufficient amount of revenue from our planned products, if ever, we expect to finance future cash needs through private or public equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our products to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. We may seek to access the public markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,092,304)	$(1,462,835)
Investing activities	(974,631)	(129,409)
Financing activities	(288,888)	1,757,891
Net increase (decrease) in cash and cash equivalents	$(4,355,822)	$165,647

Net cash used in operating activities

the three months ended March 31, 2023, net cash used in operating activities of $3.1 million was due primarily to a net loss of $6.9 million and changes in operating assets and liabilities of $0.3 million, offset by non-cash items of $3.6 million. Changes in operating assets and liabilities were driven primarily by $0.2 million of prepaid expenses, and other current assets. Non-cash items primarily consisted of depreciation and amortization of $0.5 million, stock based compensation of $0.2 million, $2.2 million of change in fair value of earn-out liability, debt and warrants, $0.3 million in impairment of lease asset, $0.1 million loss of disposal of property and equipment and non-cash interest expense.

For the three months ended March 31, 2022, net cash used in operating activities of $1.5 million was due primarily to a net loss of $3 million and changes in operating assets and liabilities of $0.3 million, offset by non-cash items of $1.2 million. Non-cash items primarily consisted of $0.9 million in non-cash interest expense, and $0.2 million of depreciation and amortization.

Net cash used in investing activities

For the three months ended March 31, 2023, net cash used in investing activities of $1 million was due purchases of property and equipment.

For the three months ended March 31, 2022, net cash used in investing activities of $0.1 million was due purchases of property and equipment.

Net cash provided by financing activities

For the three months ended March 31, 2023, net cash used by financing activities of $0.3 million was due to principal payments under finance lease and equipment financing obligations.

For the three months ended March 31, 2022, net cash provided by financing activities of $1.7 million was due primarily to proceeds of $7.0 million from under the line of credit, $3.0 million from unsecured subordinated promissory notes, and $0.3 million from proceeds of subordinated notes. Financing cash inflows were partially offset by repayments of $7.6 million on the line of credit, principal payments under capital lease and equipment financing obligations of $0.3 million and repayments of subordinated loan and security agreements of $0.7 million.

Contractual obligations

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of March 31, 2023:

	Total	2023	After 2023
Recorded contractual obligations:
Senior Convertible notes	$14,478,000	$—	$14,478,000
Subordinated Convertible note	12,079,380	—	12,079,380
Other*	8,827,776	1,475,839	7,351,937
Total	$35,385,156	$1,475,839	$33,909,317

*(1) Represents finance and operating lease liabilities, equipment financing obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Emerging Growth Company

ProSomnus is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Recently Issued Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the day of this report will have a material impact on the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest rate risk

Our cash and cash equivalents as of March 31, 2023 consisted of $11.6 million in bank accounts. We believe that we do not have any material exposure to changes in the fair value of these assets. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our consolidated cash flows or operating results.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development expenses.

We do not believe inflation has had a material effect on our results of operations during the periods presented in this prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2023, due to the material weakness described in the Annual Report, our disclosure controls and procedures were not effective.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and our CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022 filed on April 14, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ProSomnus, Inc. (previously filed as Exhibit 3.1 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
3.2	Amended and Restated Bylaws of ProSomnus, Inc. (previously filed as Exhibit 3.2 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 12, 2023

PROSOMNUS, INC.

By:	/s/ Len Liptak
Name:	Len Liptak
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Dow
Name:	Brian Dow
Title:	Chief Financial Officer
(Principal Financial Officer)