Form 10-Q
period 2023-06-30
ProSomnus, Inc.
filed 2023-08-09
CIK 1934064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 8, 2023, there were 16,057,630 of the registrant’s ordinary shares outstanding.

PROSOMNUS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSOMNUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		December 31,
	June 30, 2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,175,632	$15,916,141
Accounts receivable, net	3,560,882	2,843,148
Inventory	1,309,982	639,945
Prepaid expenses and other current assets	1,162,921	1,846,870
Total current assets	12,209,417	21,246,104
Property and equipment, net	3,265,865	2,404,402
Finance lease right-of-use assets	4,164,545	3,650,451
Operating lease right-of-use assets	5,238,553	5,632,771
Other assets	345,653	262,913
Total assets	$25,224,033	$33,196,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,072,393	$2,101,572
Accrued expenses	5,824,193	3,706,094
Equipment financing obligation	57,457	58,973
Finance lease liabilities	1,224,442	1,008,587
Operating lease liabilities	277,677	215,043
Total current liabilities	9,456,162	7,090,269

Equipment financing obligation, net of current portion	167,346	185,645
Finance lease liabilities, net of current portion	2,480,803	2,081,410
Operating lease liabilities, net of current portion	5,377,154	5,525,562
Senior Convertible Notes at fair value	12,928,404	13,651,000
Subordinated Convertible Notes at fair value	15,225,000	10,355,681
Earnout liability	4,610,000	12,810,000
Warrant liability	727,664	1,991,503
Total noncurrent liabilities	41,516,371	46,600,801
Total liabilities	50,972,533	53,691,070

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000; 16,057,630 and 16,041,464 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,606	1,604
Additional paid-in capital	191,031,730	190,298,562
Accumulated deficit	(216,781,836)	(210,794,595)
Total stockholders’ deficit	(25,748,500)	(20,494,429)
Total liabilities and stockholders’ deficit	$25,224,033	$33,196,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$6,933,910	$4,859,909	$12,742,290	$8,603,052

Cost of revenue	3,170,794	2,321,692	5,927,425	3,900,188

Gross profit	3,763,116	2,538,217	6,814,865	4,702,864

Operating expenses:
Sales and marketing	3,642,718	2,013,392	6,466,766	4,130,811
Research and development	1,376,036	669,348	2,395,005	1,226,980
General and administrative	4,480,124	1,289,154	7,833,131	2,642,889
Total operating expenses	9,498,878	3,971,894	16,694,902	8,000,680

Net loss from operations	(5,735,762)	(1,433,677)	(9,880,037)	(3,297,816)

Other income (expense)
Interest expense	(1,240,159)	(1,197,237)	(2,411,969)	(2,293,075)
Change in fair value of earnout liability	6,700,000	—	8,200,000	—
Change in fair value of debt	(802,430)	—	(2,629,430)	—
Change in fair value of warrant liability	2,106,398	—	1,263,839	(20,756)
Loss on extinguishment of debt	—	(192,731)	—	(192,731)
Other expense	(123,117)	—	(529,644)	—
Total other income (expense), net	6,640,692	(1,389,968)	3,892,796	(2,506,562)

Net income (loss) before income taxes	904,930	(2,823,645)	(5,987,241)	(5,804,378)

Net income (loss)	$904,930	$(2,823,645)	$(5,987,241)	$(5,804,378)

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.71)	$(0.37)	$(1.47)
Diluted	$(0.01)	$(0.71)	$(0.37)	$(1.47)

Shares used in per share calculation:
Basic	16,057,630	3,958,258	16,045,110	3,950,009
Diluted	19,141,231	3,958,258	16,045,110	3,950,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three and six months ended June 30, 2023

	Three Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	16,041,464	$ 1,604	$ 190,524,697	($ 217,686,766)	($ 27,160,465)

Issuance of shares, net of cancellations and issuance costs	16,166	2	163,571	—	163,573

Stock-based compensation expense	—	—	343,462	—	343,462

Net income	—	—	—	904,930	904,930

Balance as of June 30, 2023	16,057,630	$ 1,606	$ 191,031,730	($ 216,781,836)	($ 25,748,500)

	Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	16,041,464	$ 1,604	$ 190,298,562	($ 210,794,595)	($ 20,494,429)

Issuance of shares, net of cancellations and issuance costs	16,166	2	163,571	—	163,573

Stock-based compensation expense	—	—	569,597	—	569,597

Net loss	—	—	—	(5,987,241)	(5,987,241)

Balance as of June 30, 2023	16,057,630	$ 1,606	$ 191,031,730	($ 216,781,836)	($ 25,748,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three and six months ended June 30, 2022

	Three Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock						Additional		Total
	Series B		Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of March 31, 2022	7,288,333	$ 12,389,547	26,245	$ 26,245,000	24,640,110	$ 2,463	$ 150,425,953	($ 206,630,008)	($ 56,201,592)

Vesting of restricted stock awards	—	—	—	—	62,781	6	(6)	—	—

Stock-based compensation expense	—	—	—	—	—	—	4,000	—	4,000

Net loss	—	—	—	—	—	—	—	(2,823,645)	(2,823,645)

Balance as of June 30, 2022	7,288,333	$ 12,389,547	26,245	$ 26,245,000	24,702,891	$ 2,469	$ 150,429,947	($ 209,453,653)	($ 59,021,237)

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock						Additional		Total
	Series B		Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2022	7,288,333	$ 12,389,547	26,245	$ 26,245,000	24,566,386	$ 2,456	$ 150,425,960	($ 203,649,275)	($ 53,220,859)

Vesting of restricted stock awards	—	—	—	—	136,505	13	(13)	—	—

Stock-based compensation expense	—	—	—	—	—	—	4,000	—	4,000

Net loss	—	—	—	—	—	—	—	(5,804,378)	(5,804,378)

Balance as of June 30, 2022	7,288,333	$ 12,389,547	26,245	$ 26,245,000	24,702,891	$ 2,469	$ 150,429,947	($ 209,453,653)	($ 59,021,237)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,987,241)	$(5,804,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	360,819	191,921
Reduction of finance right-of-use asset	396,512	323,191
Reduction of operating right-of-use asset	202,183	91,016
Noncash interest	1,517,293	1,923,497
Noncash research and development	100,000	—
Loss on disposal of property and equipment	117,449	—
Bad debt expense	71,884	17,828
Stock-based compensation	569,597	4,000
Shares issued for services received	163,573	—
Change in fair value of earnout liability	(8,200,000)	—
Change in fair value of debt	2,629,430	—
Change in fair value of warrant liability	(1,263,839)	20,756
Impairment of assets	335,072	—
Loss on extinguishment of debt	—	192,731
Changes in operating assets and liabilities:
Accounts receivable	(789,618)	45,300
Inventory	(670,037)	(47,863)
Prepaid expenses and other current assets	456,020	(282,999)
Other assets	(21,087)	(1,603,015)
Accounts payable	(29,179)	1,178,667
Accrued expenses	2,118,099	565,410
Operating lease liabilities	134,094	(103,270)
Net cash used in operating activities	(7,788,976)	(3,287,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,211,802)	(232,330)
Net cash used in investing activities	(1,211,802)	(232,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	13,284,403
Repayments of line of credit	—	(12,587,268)
Proceeds from issuance of subordinated notes	—	375,000
Repayments of subordinated notes	—	(75,000)
Payment of deferred financing cost	(61,653)	—
Principal payments on finance lease obligations	(658,263)	(499,038)
Principal payments on equipment financing obligation	(19,815)	(27,713)
Repayments of subordinated loan and security agreement	—	(409,911)
Proceeds from issuance of unsecured subordinated promissory notes	—	3,625,123
Repayments of unsecured subordinated promissory notes	—	(500,000)
Net cash (used in) provided by financing activities	(739,731)	3,185,596
Net decrease in cash and cash equivalents	(9,740,509)	(333,942)
Cash and cash equivalents at beginning of period	15,916,141	1,500,582
Cash and cash equivalents at end of period	$6,175,632	$1,166,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$656,626	$333,917
Cash paid for franchise taxes	$—	$7,652
Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment through capital leases	$—	$291,031
ROU assets obtained in exchange for finance lease obligations	$1,273,511	$—
Issuance of redeemable convertible preferred stock warrant in connection with subordinated loan and security agreement	$—	$143,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF THE BUSINESS

Company Organization

ProSomnus, Inc., and its wholly owned subsidiaries, ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc. (collectively, the “Company”) is an innovative medical technology company that develops, manufactures, and markets its proprietary line of precision intraoral medical devices for treating and managing patients with obstructive sleep apnea (“OSA”).

The Company is located in Pleasanton, California and was incorporated as a Delaware company on May 3, 2022.  Its accounting predecessor company, ProSomnus Sleep Technologies, Inc. was incorporated as a Delaware company on March 2, 2016.

NOTE 2 — BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future periods. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The Company has incurred recurring losses from operations and recurring negative cash flows from operating activities. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future.

Based on the Company’s current level of expenditures and management’s future cash flow projections, the Company believes its cash and cash equivalents of $6.2 million and working capital of $2.8 million at June 30, 2023, will not be sufficient for the Company to continue operations as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additionally, from July 1, 2023, the Convertible Notes (as defined in Note 7) require the Company to maintain a minimum cash balance of $4.5 million on the first of each calendar month. The Company believes that these factors raise substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern depends on its ability to execute on its strategies, which include achieving revenue growth forecast, controlling operating costs, and obtaining additional financing. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company. Furthermore, there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could materially affect the results of operations reported in future periods. The Company’s significant estimates in these condensed consolidated financial statements relate to the fair values, and the underlying assumptions used to formulate such fair values, of its Convertible Notes, earn-out liability, and warrants.  Estimates also include the allowance for doubtful accounts receivable, warranty and earned discount accruals, measurements of tax assets and liabilities and stock-based compensation.

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

The Company’s financial instruments consist primarily of cash equivalents, accounts receivable (net of allowance for doubtful accounts), accounts payable and accrued expenses, long-term debt instruments, earnout and warrant liabilities. The carrying values of our working capital balances are representative of their fair values due to their short-term maturities.

The carrying value of our equipment financing obligation is considered to approximate its fair value because the interest rate is comparable to current rates for financing available to us. Under the fair value option as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, we have elected to record our convertible debt instruments at fair value. The earnout and warrant liabilities are presented at fair value on the condensed consolidated balance sheets.

The following tables provide a summary of the financial instruments that are measured at fair value on a recurring basis:

		June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Convertible Notes	$12,928,404	$—	$—	$12,928,404
Subordinated Convertible Notes	15,225,000	—	—	15,225,000
Earnout liability	4,610,000	—	—	4,610,000
Warrant liability	727,664	—	—	727,664

		December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Senior Convertible Notes	$13,651,000	$—	$—	$13,651,000
Subordinated Convertible Notes	10,355,681	—	—	10,355,681
Earnout liability	12,810,000	—	—	12,810,000
Warrant liability	1,991,503	—	—	1,991,503

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Cash and Cash Equivalents

The company considers all demand deposits with an original maturity to the Company of 90 days or less as cash and cash equivalents. The Company places its cash and cash equivalents with high credit-quality financial institutions. As of June 30, 2023 and December 31, 2022, the Company had $6.2 million and $15.9 million of cash and no cash equivalents, respectively.

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

The Company has analyzed the redemption, conversion, settlement, and other derivative instrument features of its Convertible Notes..

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

The Company determined the Convertible Notes contained multiple embedded derivatives that are required to be bifurcated, two of which are conversion features.

As per ASC 815, if there is a conversion feature that is required to be bifurcated, the cash conversion feature and beneficial conversion feature guidance is not applicable to such conversion feature and the fair value election is allowable provided the debt was not issued at a substantial premium. The Company concluded that the notes were not issued at a premium and hence the Company elected the fair value option under ASC 815-15-25. The Company elected to record changes in fair value through the condensed consolidated statement of operations as a fair value adjustment of the convertible debt each reporting period (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable). The Company has also elected not to separately present interest expense related to Convertible Notes and the entire change in fair value of the instrument will be recorded as a fair value adjustment of convertible debt within the condensed consolidated statement of operations. Thus, the multiple embedded derivatives do not need to be separately bifurcated and fair valued. The Convertible Notes are reflected at their respective fair values on the condensed Consolidated Balance Sheet at June 30, 2023.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and then remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as other income or expense on the condensed consolidated statements of operations.

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

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short term leases with an original term of twelve months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term as the underlying leases for operating leases and the implied rate in the lease agreement for finance leases.

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

Reclassifications

Certain reclassifications have been made in how we present our ROU assets that were previously reported December 31, 2022, consolidated balance sheet, to conform to the current period presentation. However, in the consolidated balance sheet as of June 30, 2023, we have presented operating ROU assets and financing ROU assets as two separate line items. These reclassifications have no impact on previously reported earnings or cash flows.

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Manufacturing equipment	$2,983,092	$2,516,859
Computers and software	1,573,337	1,608,075
Leasehold improvements	822,134	441,956
Furniture	—	27,587
	5,378,563	4,594,477
Less accumulated depreciation and amortization	(2,112,698)	(2,190,075)
Property and equipment, net	$3,265,865	$2,404,402

Depreciation and amortization expense for property and equipment was $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, the Company disposed of property and equipment of $0.7 million which had an accumulated depreciation and amortization balance of $0.6 million. The resulting $0.1 million loss on disposal is reflected in the condensed consolidated statement of operations as other expense.

NOTE 4 — INVENTORY

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Raw materials	$1,168,998	$561,726
Work-in-process	140,984	78,219
	$1,309,982	$639,945

The Company did not have any excess or obsolete inventory reserves at June 30, 2023 and December 31, 2022.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Compensation related accruals	$2,708,925	$2,104,008
Marketing programs	810,747	611,642
Interest	381,596	110,239
Warranty	414,191	269,496
Professional fees	637,337	129,169
Other	871,397	481,540
	$5,824,193	$3,706,094

NOTE 6 — LEASES

The Company’s previous corporate office lease had a remaining term of approximately one year as of December 31, 2022. On February 28, 2023, the Company abandoned the previous corporate office premises. There is no new cash inflow generated or expected from the sale or sublease of property and leasehold improvements at the location. The Company recorded an impairment loss of $0.2 million on the ROU operating lease assets and accrued liabilities of $0.1 million in anticipation of expected CAM payments on the lease through December 31, 2023. The impairment loss and the accrued expenses are reflected as other expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

On May 17, 2022, the Company signed a ten-year lease for the Company’s new corporate headquarters. The lease commenced on December 15, 2022. The monthly payment is approximately $0.1 million and is subject to stated annual escalations. The Company received 5 months of free rent.

The Company’s finance leases consist of various machinery, equipment, computer-related equipment, or software and have remaining terms from less than one year to five years.

The components of the Company’s lease cost, weighted average lease terms and discount rates are presented in the tables below:

	Six months ended	Three Months Ended
	June 30, 2023	June 30, 2023
Lease Cost:
Operating lease cost	$488,357	$223,304
Finance lease cost:
Amortization of assets obtained under finance leases	$396,512	$216,305
Interest on lease liabilities	156,110	78,108
	$552,622	$294,413

Lease term and discount rate	Weighted average discount rate:	Weighted average remaining lease term:
As of June 30, 2023
Operating leases	10.0%	9.5	years
Finance leases	10.2%	3.3	years

Six months ended
June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152,080
Operating cash flows from finance leases	156,110
Financing cash flows from finance leases	658,263

Right-of-use assets consisted of the following as of June 30, 2023:

Total
Manufacturing equipment	$5,584,220
Computers and software	700,234
Leasehold improvements	218,244
Total	6,502,698
Less accumulated amortization	(2,338,153)
Right-of-use assets for finance leases	4,164,545
Right-of-use assets for operating leases	5,238,553
Total right-of-use assets	$9,403,098

At June 30, 2023, the following table presents maturities of the Company’s finance lease liabilities:

Six months ended June 30, 2023	Total
2023 (remaining 6 months)	$1,031,425
2024	1,287,461
2025	1,057,500
2026	739,115
2027	192,568
Thereafter	47,300
Total minimum lease payments	4,355,369
Less amount representing interest	(650,124)
Present value of minimum lease payments	3,705,245
Less current portion	(1,224,442)
Finance lease obligations, less current portion	$2,480,803

At June 30, 2023, the following table presents maturities of the Company’s operating lease liabilities:

Six months ended June 30, 2023	Total
2023 (remaining 6 months)	$615,030
2024	842,553
2025	867,831
2026	893,862
2027	920,679
Thereafter	4,761,873
Total minimum lease payments	8,901,828
Less: amount representing interest	(3,246,997)
Present value of minimum lease payments	5,654,831
Less: current portion*	(277,677)
Operating lease liabilities, less current portion	$5,377,154
*Excludes $0.1 million short term lease liability for previous headquarter lease impaired

NOTE 7 — DEBT

Equipment Financing Obligation

The Company’s future principal maturities under the equipment financing obligation are summarized as follows:

At June 30, 2023	Total
2023 (remaining 6 months)	$33,523
2024	56,995
2025	69,333
2026	64,952
Total principal maturities	224,803
Less: current portion	(57,457)
Equipment financing obligation, net of current portion	$167,346

Subordinated Notes

The Company received advances under subordinated promissory note agreements for total proceeds of $0.4 million during the six months ended June 30, 2022. No issuance costs were incurred.

Bridge Loans (Unsecured Subordinated Promissory Notes)

During the six months ended June 30, 2022, the Company received proceeds of $3.6 million from unsecured subordinated promissory notes (the “Bridge Loans”). Prior to the closing of our December 2022 merger (the “Business Combination”), the Bridge Loans were converted into Series A Redeemable Convertible Preferred Stock.

During March 2022, $0.5 million of the Bridge Loans were repaid. The primary stockholder of the Company was the borrower on this Bridge Loan, and a representative of this primary stockholder is a member of the Company’s Board of Directors.

Convertible Debt Agreements

Senior Convertible Notes

On December 6, 2022, the Company entered into a senior indenture agreement, and Senior Secured Convertible Notes due December 6, 2025 (“Senior Convertible Notes”), with an aggregate principal amount of $16.96 million, pursuant to the senior securities purchase agreement, dated August 26, 2022. In connection with the closing of this Senior Convertible Notes offering, the Company issued 36,469 shares of common stock and 169,597 warrants to purchase common stock. The “Senior Convertible Notes Warrants” entitle the note holders to purchase shares of common stock of the Company, subject to adjustment, at a purchase price per share of $11.50. The debt bears interest at 9% per annum. Interest is payable in cash quarterly.

On June 29, 2023, the Company entered into the first supplemental indenture which amended the senior indenture agreement. The amendment, amongst other things, (i) effects certain changes to the minimum EBITDA and minimum revenue financial covenants (ii) requires mandatory redemption of the Senior Convertible Notes in consecutive quarterly installments equal to $847,990 in the aggregate on January 1, April 1, July 1 and October 1 of each year, commencing October 1, 2024, until the earlier of the maturity date of the Senior Convertible Notes or the date the Senior Convertible Notes are no longer outstanding, and (iii) corrects an error in the definition of Conversion Rate.

Subordinated Convertible Notes

On December 6, 2022, the Company entered into that certain Subordinated Indenture by and between ProSomnus, Inc., ProSomnus Holdings, ProSomnus Sleep Technologies, and Wilmington Trust, National Association, as Trustee and Collateral Agent, and Subordinated Secured Convertible Notes due April 6, 2026 (“Subordinated Convertible Notes”, and, together with the Senior Convertible Notes, the “Convertible Notes”), with an aggregate principal amount of $17.45 million, pursuant to the previously disclosed Subordinated Securities Purchase Agreement, dated August 26, 2022. In connection with the closing of this Convertible Debt offering, the Company issued 290,244 shares of common stock and 1,745,310 warrants (“Subordinated Convertible Notes Warrants”, and, together with the Senior Convertible Notes Warrants, the “Convertible Notes Warrants”) to purchase common stock to certain Convertible Debt holders. The debt has an interest rate of Prime Rate plus an additional 9% per annum with a term of 3 years. Interest is due quarterly in cash or in kind at the option of the Company.

On June 29, 2023, the Company entered into the first supplemental indenture agreement which amended the Subordinated Indenture. The amendment, amongst other things, (i) effects certain changes to the minimum EBITDA and minimum revenue financial covenants and (ii) corrects an error in the definition of Conversion Rate.

The Company has elected to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized as non-operating gain or loss in the consolidated statements of operations (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable).

The estimated fair values of the convertible debt was determined using a Monte Carlo Simulation method. We simulated the stock price using a Geometric Brownian Motion until maturity.  For each simulation path we calculated the convertible bond value at maturity and then discount that back to the valuation date. The following assumptions were used as of June 30, 2023 and December 31, 2022:

	Monte Carlo Simulation Assumptions
	Asset	Risky	Expected	Risk-Free
As of June 30, 2023	Price	Yield	Volatility	Interest Rate
Senior Convertible Notes	$3.10	26.00%	45%	4.70%
Subordinated Convertible Notes	3.10	35.30%	45%	4.58%

	Monte Carlo Simulation Assumptions
	Asset	Risky	Expected	Risk-Free
As of December 31, 2022	Price	Yield	Volatility	Interest Rate
Senior Convertible Notes	$5.56	31.80%	45%	4.23%
Subordinated Convertible Notes	5.56	41.20%	45%	4.19%

The following is a summary of changes in fair value of the Convertible Notes for three and six months ended June 30, 2023:

	Senior Convertible Notes	Subordinated Convertible Notes
Beginning fair value, January 1, 2023	$13,651,000	$10,355,681
Paid-in-kind interest	—	723,699
Change in fair value of debt	827,000	1,000,000
Fair value as of March 31, 2023	14,478,000	12,079,380
Paid-in-kind interest	—	793,594
Change in fair value of debt	(1,549,596)	2,352,026
Ending fair value, June 30, 2023	$12,928,404	$15,225,000

The Convertible Notes are subject to a minimum revenue, cash, and EBITDA financial covenants. Management believes that the Company is in compliance with all financial covenants as of June 30, 2023. From July 1, 2023, the Convertible Notes require the Company to maintain a minimum cash balance of $4.5 million on the first of each calendar month.

NOTE 8 – COMMON STOCK WARRANTS

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

The fair value of the outstanding warrants accounted for as liabilities as of June 30, 2023 and December 31, 2022 are calculated using the Black-Scholes option pricing model with the following assumptions:

	Exercise	Asset	Dividend	Expected	Risk-Free	Expected
As of June 30, 2023	Price	Price	Yield	Volatility	Interest Rate	Life
Convertible Notes Warrants	$11.50	$3.10	0%	50%	4.20%	4.43	years

	Exercise	Asset	Dividend	Expected	Risk-Free	Expected
As of December 31, 2022	Price	Price	Yield	Volatility	Interest Rate	Life
Convertible Notes Warrants	$11.50	$5.56	0%	40%	4.00%	4.93	years

The changes in fair value of the outstanding warrants classified as liabilities for the three and six months ended June 30, 2023 are as follows:

Convertible Notes Warrants
Warrant liability, January 1, 2023	$1,991,503
Change in fair value	842,559
Warrant liability, March 31, 2023	2,834,062
Change in fair value	(2,106,398)
Warrant liability, June 30, 2023	$727,664

As of June 30, 2023 and December 31, 2022, there were 4,597,180 equity classified warrants granted.

NOTE 9 – COMMON STOCK

The Company has reserved shares of common stock for the following as of June 30, 2023:

2022 Equity Incentive Plan reserve	2,411,283
Reserve for earn-out shares	3,000,000
Reserve for exercise of warrants	6,512,057
Reserve for convertible debt	7,344,027
Employee stock purchase plan	500,000
Total	19,767,367

NOTE 10 - EARN-OUT SHARES

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

The changes in fair value of the earnout liability for the three and six months ended June 30, 2023 are as follows:

Earnout Liability
Earnout liability, January 1, 2023	$12,810,000
Change in fair value	(1,500,000)
Earnout liability, March 31, 2023	11,310,000
Change in fair value	(6,700,000)
Earnout liability, June 30, 2023	$4,610,000

NOTE 11 — STOCK-BASED COMPENSATION

During May 2023, the Company issued 20,000 shares of common stock to a consultant for services received. The fair value of the shares issued of $0.2 million was recognized as a selling, general and administrative expense with a corresponding credit to additional paid-in capital.

As of June 30, 2023, the Company has 339,000 shares of common stock in escrow for any merger consideration adjustments which are expected to be released from escrow within twelve months from the date of the Business Combination.

2022 Equity Incentive Plan

During the six months ended June 30, 2023, the Company issued 1,478,915 options under the 2022 Equity Incentive plan to certain employees and consultants of the Company.

Stock option activity for the six months ended June 30, 2023 was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2023	—	$—
Granted	1,478,915	5.20
Exercised	—	—
Cancelled	(13,098)	5.20
Outstanding at June 30, 2023	1,465,817	$5.20	9.59 years	$—
Exercisable at June 30, 2023	—	—	—	—
Vested and expected to vest as of June 30, 2023	1,465,817	$5.20	9.59 years	$—

As of June 30, 2023, and December 31, 2022, there were no exercisable or vested options.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 was $2.91. The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions:

Six Months Ended
June 30, 2023
Dividend yield	0.0%
Expected volatility	55.0%
Risk-free interest rate	3.6%
Expected life	6.2 years

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

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2023 related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Cost of revenue	$ 7,462	$ 7,462
Sales and marketing	38,755	66,166
Research and development	65,043	111,807
General and administrative	232,202	384,162
	$ 343,462	$ 569,597

As of June 30, 2023, unamortized compensation expense related to unvested stock options was $3.7 million, which is expected to be recognized over a weighted average period of 3.3 years.

2023 Employee Stock Purchase Plan

The Board previously adopted, and the Company's stockholders approved, the Company’s 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The first offering period under the plan commenced on June 15, 2023.

The 2023 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of shares of the Company’s common stock at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 500,000 shares of common stock were available for purchase at adoption of the 2023 ESPP. There were no shares issued under the plan for the six months ended June 30, 2023. As of June 30, 2023, 500,000 shares of common stock remained available for issuance under the 2023 ESPP.

The Company estimates the fair value of ESPP grants on their grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP grants is amortized on a straight-line basis over the requisite service period of the grants. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its estimated volatility in the Black-Scholes option pricing model to determine the fair value of ESPP grants. ESPP compensation expense for the six months ended June 30, 2023 was de minimis.

NOTE 12 — NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Numerator:
Net income (loss) attributable to common stockholders - Basic	$904,930	$(2,823,645)		$(5,987,241)	$(5,804,378)
Interest expense and remeasurement of Senior Convertible Notes liability	(1,168,000)	—		—	—
Net income (loss) attributable to common stockholders - Diluted	$(263,070)	$(2,823,645)		$(5,987,241)	$(5,804,378)

Denominator:
Weighted-average common shares outstanding - Basic	16,057,630	3,958,258	*	16,045,110	3,950,009	*
Senior Convertible Notes	3,083,601	—		—	—
Weighted-average common shares outstanding - Diluted	19,141,231	3,958,258	*	16,045,110	3,950,009	*

Basic earnings per share	$0.06	$(0.71)		$(0.37)	$(1.47)
Diluted earnings per share	$(0.01)	$(0.71)		$(0.37)	$(1.47)

* Basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2022, have been computed based on the historical weighted-average common shares outstanding multiplied by the exchange ratio established in the Business Combination.

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 because including them would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock upon conversion of redeemable convertible preferred stock A	—	4,214,422	—	4,214,422
Common stock upon conversion of redeemable convertible preferred stock B	—	7,288,333	—	7,288,333
Non-vested shares of Series C common stock	—	718,003	—	718,003
Warrants to purchase redeemable convertible preferred stock B, as-converted		322,223	—	322,223
Warrants to purchase common stock	6,512,057	—	6,512,057	—
Options to purchase common stock	1,465,817	—	1,465,817	—
Senior Convertible Notes	—	—	3,083,601	—
Subordinated Convertible Notes	3,535,673	—	3,357,648	—
Total	11,513,547	12,542,981	14,419,123	12,542,981

NOTE 13 — SUBSEQUENT EVENT

On August 8, 2023, the Company received a Notice of Conversion from a holder of the Subordinated Convertible Notes, pursuant to which such holder irrevocably exercised its right to convert $1,000,000 principal amount of its Subordinated Convertible Notes into 192,381 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward-Looking Statements

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, the future financial performance of the company, our growth plans and opportunities, our financial performance, our ability to raise additional funds, and any other statements that are not statements of current or historical facts.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” which are incorporated by reference herein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. These risks and others described under “Risk Factors” may not be exhaustive.

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

We market and sell our precision intraoral devices to sleep medicine providers in the United States and in select countries around the world through a direct sales force. We currently have 26 direct sales representatives in the United States and Europe. Our direct sales force focuses their education, promotional and sales efforts on dentists who have developed a specialty in dental sleep medicine, and the physicians who are actively treating OSA.

We generated revenue of $6.9 million and a net income of $0.9 million for the three months ended June 30, 2023, compared to revenue of $4.9 million and a net loss of $2.8 million for the three months ended June 30, 2022. We generated revenue of $12.7 million and a net loss of $6.0 million for the six months ended June 30, 2023, compared to revenue of $8.6 million and a net loss of $5.8 million for the three and six months ended June 30, 2022. Accumulated deficit as of June 30, 2023 was $216.8 million.

Macroeconomic Environment

Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, labor shortages, significant disruptions in the commodities’ markets as a result of the Russia and Ukraine conflict, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our long-term business.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. financial institutions, and our deposits exceed insured limits. Market conditions could impact the viability of these institutions. To date, these market conditions and liquidity concerns have not impacted our results of operations. However, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Description of Certain Components of Financial Data

Revenue

We derive primarily all of our revenue from the sale of our customized precision milled intraoral medical devices that dentists use to treat patients diagnosed with Obstructive Sleep Apnea. Our revenue recognition policies are discussed in more detail in Note 2 to our condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2023 and 2022 included elsewhere in this quarterly report.

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

Other income (expense)

Other income (expense) primarily relates to interest expense as well as the change in fair value of our convertible debt, earnout liability, warrants classified as liabilities, and a loss on the extinguishment of debt related to the Second Amendment and the Convertible Bridge Loan Advance.

The components of interest expense include interest expense payable under our convertible debt, subordinated notes, subordinated loan and security agreements, unsecured subordinated promissory notes, equipment financing and capital lease obligations.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended
	June 30,		Change
	2023	2022	$	%
Revenue	$6,933,910	$4,859,909	$2,074,001	42.7%

Cost of revenue	3,170,794	2,321,692	849,102	36.6%

Gross profit	3,763,116	2,538,217	1,224,899	48.3%
Gross margin %	54%	52%

Operating expenses:
Sales and marketing	3,642,718	2,013,392	1,629,326	80.9%
Research and development	1,376,036	669,348	706,688	105.6%
General and administrative	4,480,124	1,289,154	3,190,970	247.5%
Total expenses	9,498,878	3,971,894	5,526,984	139.2%

Other income (expense)
Interest expense	(1,240,159)	(1,197,237)	(42,922)	3.6%
Change in fair value of earnout liability	6,700,000	—	6,700,000	n/m
Change in fair value of debt	(802,430)	—	(802,430)	n/m
Change in fair value of warrant liability	2,106,398	—	2,106,398	n/m
Loss on extinguishment of debt	—	(192,731)	192,731	n/m
Other expense	(123,117)	—	(123,117)	n/m
Total other income (expense)	6,640,692	(1,389,968)	8,030,660	(577.8)%

Net income (loss) before income taxes	904,930	(2,823,645)	3,728,575	(132.0)%

Net income (loss)	$904,930	$(2,823,645)	$3,728,575	(132.0)%

(n/m = not meaningful)

Revenues for the three months ended June 30, 2023 totaled $6.9 million, reflecting a 43% increase over $4.9 million reported for the same period in 2022. This increase was primarily driven by increased unit volume due to increased sales and marketing investments and mix shift to the new EVO Products. The underlying growth in deliveries of the Company’s products is attributable to the growing clinical adoption of ProSomnus’s precision devices in both the United States and Europe and positive impacts of the expanded field sales team during the first half of 2023.

The Company’s gross margin remained relatively consistent for the three months ended June 30, 2023 at 54% compared to 52% for the same prior period. The Company moved into a new manufacturing facility during 2023. The facility quadrupled the Company’s previous capacity and increased overhead costs absorbed into product costs. As volumes increase, the Company expect to be able to leverage the new facility to improve the gross margin.

Sales and marketing expenses increased by $1.6 million, or 80.9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was primarily driven by an increase in personnel expenses due to expansion of the sales team and travel and in-person events.

Research and development expenses increased by $0.7 million, or 105.6%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was primarily driven by an increase in headcount-related personnel and research and development.

General and administrative expenses increased by $3.2 million, or 247.5%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was driven primarily by professional services and legal fees of $0.9 million, headcount-related personnel costs of $0.8 million, directors’ and officers’ fees and insurance cost of $0.5 million, costs related to our new headquarters of $0.3 million, regulatory filing fees of $0.2 million, and $0.5 million in increases in costs which scale with revenue including credit card fees, recruiting, software, utilities, and depreciation.

Total other income (expense) changed by $8.0 million, from an expense of $1.4 million for the three months ended June 30, 2022, to other income of $6.6 million for three months ended June 30, 2023. The change was primarily driven by a decrease in the fair value of the earnout liability of $6.7 million and warrant liability of $2.1 million.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended
	June 30,		Change
	2023	2022	$	%
Revenue	$12,742,290	$8,603,052	$4,139,238	48.1%

Cost of revenue	5,927,425	3,900,188	2,027,237	52.0%

Gross profit	6,814,865	4,702,864	2,112,001	44.9%
Gross margin %	53%	55%

Operating expenses:
Sales and marketing	6,466,766	4,130,811	2,335,955	56.5%
Research and development	2,395,005	1,226,980	1,168,025	95.2%
General and administrative	7,833,131	2,642,889	5,190,242	196.4%
Total operating expenses	16,694,902	8,000,680	8,694,222	108.7%

Other income (expense)
Interest expense	(2,411,969)	(2,293,075)	(118,894)	5.2%
Change in fair value of earnout liability	8,200,000	—	8,200,000	n/m
Change in fair value of debt	(2,629,430)	—	(2,629,430)	n/m
Change in fair value of warrant liability	1,263,839	(20,756)	1,284,595	n/m
Loss on extinguishment of debt	—	(192,731)	192,731	n/m
Other expense	(529,644)	—	(529,644)	n/m
Total other income (expense)	3,892,796	(2,506,562)	6,399,358	(255.3)%

Net loss before income taxes	(5,987,241)	(5,804,378)	(182,863)	3.2%

Net loss	$(5,987,241)	$(5,804,378)	$(182,863)	3.2%

(n/m = not meaningful)

Revenues increased by $4.1 million, or 48.1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was primarily driven by increased unit volume due to increased sales and marketing investments and mix shift to the new EVO Products. The underlying growth in deliveries of the Company’s products is attributable to the growing clinical adoption of ProSomnus’s precision devices in both the United States and Europe and positive impacts of the expanded field sales team during the first half of 2023. Revenue from the Company’s largest customer was 5.2% for the six months ended June 30, 2023, and 5.8% for the six months ended June 30, 2022.

The Company’s gross margin remained relatively consistent for the six months ended June 30, 2023 at 53% compared to 55% for the same prior period. The Company moved into a new manufacturing facility during 2023. The facility quadrupled the Company’s previous capacity and increased overhead costs absorbed into product costs. As volumes increase, the Company expects to be able to leverage the new facility to improve the gross margin.

Sales and marketing expenses increased by $2.3 million, or 56.5%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was primarily driven by an increase in personnel expenses due to the expansion of the sales team and travel and in-person events.

Research and development expenses increased by $1.2 million, or 95.2%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was primarily driven by an increase in headcount-related personnel and research and development.

General and administrative expenses increased by $5.2 million, or 196.4%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was driven primarily by headcount-related personnel costs of $1.5 million, professional services, audit, tax and legal fees of $1.4 million, directors’ and officers’ fees and insurance cost of $0.6 million, costs related to our new headquarters of $0.7 million, regulatory filing fees of $0.2 million, and $0.8 million increases in costs which scale with revenue including credit card fees, recruiting, software, utilities, and depreciation.

Total other income (expense) changed by $6.4 million, or 255.3%, from an expense of $2.5 million for the six months ended June 30, 2022, to other income of $3.9 million for six months ended June 30, 2023. This change was primarily driven by the decrease in the fair value of the earnout liability of $8.2 million, offset by $2.6 million change in the fair value of the Company’s Senior Secured Convertible Notes due December 6, 2025 (the “Senior Convertible Notes”) and the Subordinated Convertible Notes due April 6, 2026 (the “Subordinated Convertible Notes” and, together with the Senior Convertible Notes, our “Convertible Notes”).

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management’s Plans

The Company has incurred recurring losses from operations and recurring negative cash flows from operating activities. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future.

Based on the Company’s current level of expenditures and management’s future cash flow projections, the Company believes its cash and cash equivalents of $6.2 million and working capital of $2.8 million at June 30, 2023, will not be sufficient for the Company to continue operations as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additionally, from July 1, 2023, the Convertible Notes require the Company to maintain a minimum cash balance of $4.5 million on the first of each calendar month. The Company believes that these factors raise substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern depends on its ability to execute on its strategies, which include achieving revenue growth forecast, controlling operating costs, and obtaining additional financing. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company. Our cash and cash equivalents balance at June 30, 2023 is not expected to be sufficient to enable us to complete the development and commercialization of our products.

Until we can generate a sufficient amount of revenue from our planned products, if ever, we expect to finance future cash needs through private or public equity offerings or debt financings. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(7,788,976)	$(3,287,208)
Investing activities	(1,211,802)	(232,330)
Financing activities	(739,731)	3,185,596
Net decrease in cash and cash equivalents	$(9,740,509)	$(333,942)

Net cash used in operating activities

Cash flows from operating activities can fluctuate significantly from period to period, as net income (loss), adjusted for non-cash items, and working capital fluctuations impact cash flows. For the six months ended June 30, 2023, net cash used in operating activities amounted to $7.8 million compared to $3.3 million in the same prior-year period. The increase was driven primarily by increased spending on sales and marketing and research and development activities as well as higher general and administrative expenses.

Net cash used in investing activities

For the six months ended June 30, 2023 and 2022, net cash used in investing activities of $1.2 million and $0.2 million, respectively, was entirely related to purchases of property and equipment.

Net cash (used in) provided by financing activities

For the six months ended June 30, 2023, net cash used in financing activities was primarily related to principal payments under finance leases of $0.7 million. For the six months ended June 30, 2022, net cash provided by financing activities was $3.7 million, primarily due to net proceeds from various debt financings which existed prior to the closing of our Business Combination in 2022 offset by $0.5 million of principal payments under finance leases.

Liquidity Update

Our liquidity needs are to fund our ongoing business initiatives. Historically, our sources of cash were primarily the issuance of equity securities and the incurrence of debt and our uses of cash were to fund our operating needs and to service our indebtedness. We expect to use our existing cash to, among other things, (i) continue expanding our direct sales organization, (ii) expand internationally, (iii) develop our brand and marketing, (iv) develop scientific data to further validate our products, (v) expand and develop our product lines, (vi) fund our debt payment obligations, and (vii) provide for general corporate purposes.

Additionally, our Convertible Notes are subject to a minimum revenue, cash, and EBITDA financial covenants. Under the minimum cash covenant, the Company must maintain a minimum cash balance of $4.5 million on the first of each calendar month. As of August 1, 2023, and to date, the Company was in compliance with the covenant. To the extent the Company is unable to satisfy such cash covenant, or any other covenant, the Company may be required to seek a waiver or further renegotiate the terms of such notes, the terms of which may be adverse to the Company.

Management expects that the Company's historical reliance on external financing, from both equity and debt financings, will continue for the foreseeable future. Management has not yet determined the form such additional financing may take, but management expects that the most likely forms include one or more of the following: (i) an offering of preferred equity securities, (ii) underwritten offerings of shares of our common stock, and (iii) incurring indebtedness with one or more financial institutions.

Contractual Obligations

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of June 30, 2023:

	As of June 30, 2023
	2023 (remaining 6 months)	After December 31, 2023	Total
Recorded contractual obligations:
Senior Convertible Notes	$—	$16,959,807	$16,959,807
Subordinated Convertible Notes	—	17,453,141	17,453,141
Other*	1,679,978	7,904,901	9,584,879
Total	$1,679,978	$42,317,849	$43,997,827

*(1) Represents finance and operating lease liabilities, equipment financing obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022. For more information, please refer to our Annual Report on Form 10-K as well as “Note 2—Basis of Accounting and Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company

ProSomnus is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Interest rate risk

Our cash and cash equivalents as of June 30, 2023 consisted of $6.2 million in bank accounts. We believe that we do not have any material exposure to changes in the fair value of these assets. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our consolidated cash flows or operating results.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development expenses.

We do not believe inflation has had a material effect on our results of operations for the periods presented in this filing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2023, due to the material weakness described in the Annual Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

The business, financial condition, and operating results of the Company can be affected by many factors, whether currently known or unknown, including but not limited to those described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past or the anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price. There have been no material changes to the Company’s risk factors disclosed under the heading “Risk Factors” in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022 filed on April 14, 2023 other than as set forth below.

We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

Since we began our ProSomnus business in 2016, we have not been profitable and have incurred losses and cash flow deficits. For the fiscal years ended December 31, 2022 and 2021, we reported net losses of $7.1 million and $6.0 million, respectively, and negative cash flow from operating activities of $10.3 million and $4.6 million, respectively. Our unaudited condensed consolidated financial statements as of June 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2023, we had cash and cash equivalents of $6.2 million and an accumulated deficit of $216.8 million.

Based on the Company’s current level of expenditures and management’s future cash flow projections, management does not believe that our cash and cash equivalents and working capital of $2.8 million at June 30, 2023 are sufficient to fund our operations for the next twelve months. We anticipate that we will continue to report losses and negative cash flow. There is therefore a risk that we will be unable to operate our business in a manner that generates positive cash flow or profit, and our failure to operate our business profitably could damage our reputation and stock price.

The Company’s ability to continue as a going concern depends on its ability to execute on its strategies, which include achieving revenue growth forecast, controlling operating costs, and obtaining additional financing. The Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company. Furthermore, there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If adequate funds are not available to the Company on a timely basis, it may be required to delay, limit, reduce, or terminate certain commercial efforts, seek a waiver or renegotiate the terms of our Convertible Notes or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of the Company’s stockholders. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2023, the Company issued 20,000 shares of common stock to a consultant as consideration for services rendered to the Company in connection with the Business Combination. The shares were issued pursuant to and in accordance with the exemption from registration under the Securities Act under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 31, 2023, the Company issued 20,000 shares of common stock in satisfaction of its obligations under a service contract entered into in connection with the Business Combination.

In connection with Mark Murphy’s relinquishment of his role as the Company’s Chief Growth Officer, the Company and Dr. Murphy entered into a Restated Employment Agreement on August 7, 2023. The amendment, among other things, (i) changes of Dr. Murphy's title from Chief Growth Officer to Lead Faculty Clinical, and (ii) reduces Dr. Murphy's base salary from $195,000 per year to $150,000 per year. The description of the Restated Employment Agreement is qualified in its entirety by reference to the text of the Restated Employment Agreement, which is filed as Exhibit 10.1 to this Current Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
4.1

First Supplemental Indenture, dated as of June 29, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association. (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2023).

4.2

First Supplemental Indenture, dated as of June 29, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association. (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2023).

10.1	Restated Employment Agreement by and between ProSomnus, Inc. and Dr. Mark Murphy, dated August 7, 2023.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 8, 2023

PROSOMNUS, INC.

By:	/s/ Len Liptak
Name:	Len Liptak
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Dow
Name:	Brian Dow
Title:	Chief Financial Officer
(Principal Financial Officer)