Form 10-K
period 2023-12-31
ProSomnus, Inc.
filed 2024-03-27
CIK 1934064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2023, was $25.7 million. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 25, 2024, there were 17,394,064 shares of Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Portions of the company’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to:

●	uncertainty of the projected financial information with respect to ProSomnus;
●	ProSomnus’s ability to continue as a going concern;
●	ProSomnus’s expectations regarding its ongoing review of financing and strategic alternatives;
●	ProSomnus’s ability to expand its sales network and product lines;
●	ProSomnus’s ability to maintain and grow its profit margin from sales of ProSomnus oral devices;
●	ProSomnus’s ability to expand internationally;
●	the roll-out of ProSomnus’s business and the timing of expected business milestones;
●	ProSomnus’s ability to formulate, implement and modify effective sales, marketing, and strategic initiatives to drive revenue growth;
●	expectations concerning the effectiveness of OSA treatment using ProSomnus oral devices and the potential for patient relapse after completion of treatment;
●	the understanding and adoption by dentists and other healthcare professionals of ProSomnus oral devices for mild-to-moderate OSA;
●	ProSomnus’s ability to attract and retain key personnel;
●	the increased obligations related to being a public company;
●	ProSomnus’s ability to comply with its debt covenants or successfully renegotiating such covenants;
●	ProSomnus’s ability to obtain additional funding and preserve capital while it continues to assess potential strategic alternatives;
●	ProSomnus’s strategy, including significantly reducing its expenditures on operational and research and development activities and taking other cost savings measures in connection with its ongoing review of strategic alternatives;
●	ProSomnus’s plans and ability to regain compliance with the Nasdaq Listing Rules;
●	the viability of ProSomnus’s intellectual property and intellectual property created in the future;
●	government regulations and ProSomnus’s ability to obtain applicable regulatory approvals and comply with government regulations, including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration; and
●	the outcome of any legal proceedings that may be instituted against ProSomnus.

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

PART I

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this section to “ProSomnus,” “we,” “us,” “our,” and other similar terms refer to ProSomnus, Inc. and its consolidated subsidiaries.

Overview

We are a medical technology company focused on the development, manufacturing and marketing of precision intraoral medical devices, a novel non-invasive option for treating and managing patients with obstructive sleep apnea (OSA). Each ProSomnus precision intraoral device is personalized based on the anatomy and treatment plan for each patient. Our patented precision devices are engineered to create unique, consistent and predictable biomechanical advantages that lead to effective, comfortable, economical and patient preferred treatment outcomes for patients with OSA.

Each ProSomnus precision intraoral device consists of a series of two oral splints, one that fits over the upper teeth and another that fits over the lower teeth. Each splint contains lateral prescription posts that precisely and comfortably moves the jaw forward at a prescribed position that opens the airway in the back of the throat to prevent the airway from collapsing at night, minimizing obstruction, snoring and allowing air to flow more easily. The jaw position can be changed by swapping out an upper or lower splint and replacing it with another splint that contains slightly different lateral prescription posts similar to how clear aligner trays are swapped out for orthodontic treatment.

Our ProSomnus precision intraoral devices are classified by the U.S. Food and Drug Administration (the FDA) as Class II medical devices for the treatment of snoring and mild to moderate OSA. We received pre-market notification and FDA clearance pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDCA) for our first intraoral device in July 2014 and our devices have been commercially available in the United States since August 2014. To date, over 250,000 ProSomnus precision devices have been prescribed for patients.

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

We believe that the OSA market is ripe for disruption due to the limitations of current therapies. Continuous Positive Airway Pressure (CPAP), the primary incumbent therapy, delivers air pressure into the patient’s airway through a face or nasal mask for the purpose of overcoming obstructions during the night. Many patients find CPAP treatment cumbersome, uncomfortable, claustrophobic, and generally difficult to tolerate. We estimate based on clinical studies that 35%-65% of OSA patients fail to tolerate CPAP.

We believe there is a significant population of people with mild to moderate OSA who seek an alternative to CPAP and are eligible for treatment with ProSomnus devices. Industry reports estimate that approximately 7 million people in the United States have stopped using their CPAP machines, representing a significant immediate market opportunity for ProSomnus. We estimate that the failed CPAP opportunity is growing by 700,000 people in the United States each year. We believe that there is a substantial opportunity outside of the United States and that there is a substantial opportunity for ProSomnus device therapy as a frontline alternative to CPAP for patients with mild to moderate OSA, particularly with increasing public awareness and medical education.

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

We believe our ProSomnus precision intraoral devices overcome many of the limitations of CPAP and other current treatments of OSA, such as dental products, Hypoglossal Nerve Stimulation and other treatments, by providing the following key benefits:

•

Highly effective for mild and moderate OSA. ProSomnus precision intraoral devices are highly effective for the treatment of patients with mild and moderate OSA, which accounts for two-thirds of all OSA patients. ProSomnus devices have demonstrated efficacy on par with CPAP for patients with mild to moderate OSA and higher levels of nightly adherence in published studies. Recently data presented from the 136 patient First Line Obstructive Sleep Apnea Treatment study (“FLOSAT”) demonstrates that ProSomnus precision oral appliance therapy is effective, and non-inferior to CPAP, as a first-line treatment for moderate to severe OSA and, in an intention to treat analysis factoring efficacy and adherence, precision OAT (ProSomnus) demonstrated twice the mean disease alleviation as CPAP. The combination of efficacy and nightly adherence suggest that ProSomnus precision intraoral devices are a highly effective treatment option for patients who have OSA.

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

•

Economical. ProSomnus intraoral devices cost significantly less than CPAP, surgical treatment options, and legacy dental products. Based on publicly available insurance reimbursement schedules, the costs associated with delivering ProSomnus intraoral devices are an estimated 80% less than CPAP and 95% less than surgical options. Our cost advantages over legacy appliances are driven by low initial manufacturing costs, significantly lower ongoing maintenance costs and fewer adjustments, fewer repair and remakes.

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

The results of multiple scientific investigations, which include both company supported and independent studies evaluating over 1,400 patients, indicate that ProSomnus devices are effective, efficacious, have an excellent demonstrated excellent patient compliance rates, reduce sleep apnea events, improve sleep-related quality of life, reduce snoring, help achieve patients’ treatment objectives, and are preferred by patients. In addition, these investigations report high levels of adherence, mitigation of common side effects, strong patient preference for ProSomnus devices over alternatives, and improvements in treatment efficiency. For more information on these studies, see “—Clinical Results and Studies.”

The NOTUS3 clinical trial, a third-party investigation published in the Journal of Clinical Sleep Medicine in March 2022, was designed to predict, and evaluate, the efficacy and outcomes of oral appliance therapy for the treatment of OSA. The study reported that 94% of mild and moderate OSA patients were successfully treated using a ProSomnus precision intraoral device. After a six-month follow-up period, 85% reported that they achieved their treatment goal with the ProSomnus device and 97% of patients reported a reduction in snoring with a median improvement of six points on a ten-point scale. The Syracuse, Detroit and Multi-center registries, two papers published by the United States Military, and the NOTUS2 study reported similar results for patients with mild to moderate OSA treated with ProSomnus precision intraoral devices.

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

ProSomnus therapy is a covered benefit for more than 200 million beneficiaries of private medical insurance, Medicare, and a growing number of public health insurance programs offered in many countries around the world. In the United States an estimated 70% of treatments are paid for by private insurances, 25% are covered by Medicare and the remaining 5% are paid out-of-pocket by the patient.

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

We market and sell our precision intraoral devices to physicians and therapy providers in the United States and in select countries around the world through a direct sales force. We currently have direct sales representatives in the United States and in Europe. Our direct sales force focuses their education, promotional and sales efforts on physicians and therapy providers who have developed a specialty in sleep medicine. Therapy providers are typically dentists, ENTs, nurse practitioners and physician assistants who have undergone training in sleep medicine and oral appliance therapy.

We generated revenue of $27.7 million, with a net loss of $24.1 million, for the year ended December 31, 2023, compared to revenue of $19.4 million, with a net loss of $7.1 million, for the year ended December 31, 2022. Accumulated deficit incurred from October 2016, after separating from MicroDental Laboratories, to December 31, 2022 was $45.2 million. Including the accumulated deficit incurred by MicroDental Laboratories prior to its sale in October 2016, accumulated deficit as of December 31, 2023 was $234.9 million.

Our Competitive Strengths

We believe the continued growth of our Company will be supported by the following competitive strengths:

•

Patient preferred therapy. ProSomnus precision intraoral devices utilize a patented and proprietary combination of technologies to create a treatment experience that patients prefer, based on our studies. Our devices are small and comfortable. Our devices are the only OSA treatment utilizing Medical Grade Class VI rated materials, the most rigorous standard of biocompatibility according to US Pharmacopeia, which makes our devices hygienic and easy to keep clean. Our patented iterative titration system makes it easy for patients to use our device and maintain normal bedtime and morning routines.

•

Efficacy for mild to moderate OSA. ProSomnus precision intraoral devices have demonstrated efficacy for the treatment of mild to moderate OSA. Further, recently presented data from the FLOSAT study demonstrated our therapy is effective and non-inferior to CPAP thus enabling us to position ProSomnus therapy as a viable alternative to patients who refuse and fail CPAP or simply prefer a different treatment option.

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

•

Sales momentum. Since 2017 order volumes have grown approximately 38% compounded annually. Over 250,000 ProSomnus precision intraoral medical devices have been prescribed to date. We believe that ProSomnus precision intraoral devices have rapidly become a front-line device of choice for leading sleep dentists in the United States.

•

Strong customer metrics. In 2023, we experienced a 96% retention rate among our top 100 customers, which are primarily sleep dentists, and a 33% increase in revenue from such customers. Our largest customer represents approximately 4.4% of our revenues. We have a well-established provider network across the United States.

•

Significantly lower cost than CPAP and surgical treatments, and reimbursable by private medical insurance, Medicare and public health insurance programs in many countries. The cost of therapy is an important consideration for patients and healthcare payors and providers. We believe that our digital prescription and manufacturing process enables us to produce more cost effectively than our competitors. Unlike CPAP, HNS and other therapies, ProSomnus precision intraoral devices do not require highly invasive surgeries, or expensive ongoing consumables and device adjustments that are associated with CPAP, HNS and other treatment options.

Our devices are reimbursable by many major commercial medical payors following a medical diagnosis of OSA. United Healthcare recognized the patient benefits and favorable economics when it updated its medical policy (#2024T0525NN) for Obstructive and Central Sleep Apnea, effective March 1, 2024. The updated policy established oral appliance therapy, such as ProSomnus’s precision devices, as prerequisite therapy for Implantable Hypoglossal Nerve Stimulation.  Specifically, the policy states, “Failure of adequate trial of Oral Appliance therapy,” as the new medical policy of UHC.  ProSomnus devices are covered by medical insurance and Medicare in the United States, and by social health insurance programs in a growing number of countries around the world.

•

Scalable, mass customized manufacturing platform. ProSomnus has built a proprietary manufacturing platform that enables high levels of precision, personalized, customized medical device manufacturing with high quality, service or the ability to scale. ProSomnus utilizes proprietary device design software and milling robots that are controlled by software to achieve high levels of precision, repeatability, quality, service and scalability. We are ISO 13485 certified demonstrating our ability to provide medical devices that consistently meet customer and applicable regulatory requirements.

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

•

International expansion. We are currently marketing and sales of our ProSomnus intraoral devices in several European countries and intend to further expand our marketing and direct sales into other international markets. ProSomnus devices have obtained a CE mark and have conformed with additional regulatory requirements for target countries.

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

•

Line extensions. We intend for device line extensions to focus on enabling ProSomnus to capture a larger share of treatments for patients with OSA, snoring and other related sleep disordered breathing conditions. We expect that each line extension will be designed to optimize ProSomnus devices for a wider range of case types, treatment philosophies, and indications. During early 2024 we submitted to the U.S. FDA a 510(k) premarket notification for our ProSomnus EVO precision device for the treatment of patients with severe obstructive sleep apnea. This potential label expansion would increase the population of OSA patients and we can market our devices to by approximately 1.8 million patients.

•

Remote monitoring services. We received FDA clearance for an intraoral device that enables remote patient monitoring services in November 2020. We are currently developing an advanced version of ProSomnus intraoral device enables remote patient monitoring, the RPMO2 OSA Device, that will allow sleep providers the unique ability to monitor patient response, compliance and health.  Our remote patient monitoring services will be based on the incorporation of a sensor into the ProSomnus intraoral devices that provides continuous monitoring of physiological health data that physicians want and cannot typically obtain from CPAP or other intraoral appliance therapy devices. Our market research indicates that our remote monitoring services could be a significant driver of greater market acceptance and expansion and result in significant future revenues. The sales of such remote monitoring services in connection with our intraoral devices could result in an additional recurring revenue stream that is reimbursable by insurance.

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

●	Severe OSA label expansion. ProSomnus is currently working with the FDA to expand our labeling to include severe OSA. We are actively enrolling in our Severe Obstructive Sleep Apnea Study (SOS). The performance goals have been set with the FDA for the purpose of label expansion.

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

The severity of OSA is traditionally measured by the frequency of apnea or hypopnea events per hour. Apneas are a complete restriction of the airway and hypopneas are a greater than 50% restriction in the airway, both of which are accompanied by a significant decrease in the oxygen levels in the blood. The total number of apneas and hypopneas per hour of sleep is referred to as the Apnea-Hypopnea Index, or AHI. The severity of OSA is based on the following AHI ranges:

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

An 18-year longitudinal follow-up study by the University of Wisconsin demonstrated the risk of these co-morbidities. The 1,522-person Wisconsin Sleep Cohort sample reported significantly reduced survival rates for individuals with untreated OSA.

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

We are currently developing an advanced version of ProSomnus intraoral device, the RPMO2 OSA Device, that will allow sleep providers the unique ability to monitor patient response, compliance and health.  When used by a patient during sleep, the RPMO2 OSA Device will monitor physiologic parameters including blood oxygen, heart rate, heart rate variability sleep apnea specific hypoxic burden and sleep apnea events.  These physiological parameters have been found to be highly predictive of cardiovascular mortality.  Through a Bluetooth connection to the patient’s cellular phone, the RPMO2 platform interfaces with the intraoral device, downloads monitored parameters data and transmits to a ProSomnus proprietary healthcare provider portal allowing providers access to patient specific treatment information. The RPMO2 OSA Device intraoral device has demonstrated that an oximeter embedded in a precision medical device can accurately, safely, and continuously monitor SpO2 in a recently completed pilot study.  A larger follow-up study is planned for the first half of 2024, after successful completion of the study, will be followed by submitting to the U.S. FDA a 510(k) Premarket Notification planned for mid-2024.

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

Market Opportunity

The North America obstructive sleep apnea device market was estimated to be $3.47 billion dollars in 2021 (Market Data Forecast). The market is forecasted to expand at a compound annual growth rate of 8.1% between 2022 and 2027 (Market Data Forecast). Research estimates that there are 74 million adults in North America with Obstructive Sleep Apnea, of which 18 million have been diagnosed. The underlying drivers of growth are the obesity and aging population trends. Studies indicate that the incidence and severity of OSA is correlated with obesity and age. We believe there is a significant population of people in North America with mild to moderate OSA who seek an alternative to CPAP and are eligible for treatment with ProSomnus devices. Industry reports estimate that approximately 7 million people with OSA of all severities in the United States have stopped using CPAP, representing a $4 billion immediate opportunity for ProSomnus. We estimate that the failed CPAP opportunity is growing by 700,000 people in the United States each year. We believe that there is a substantial opportunity outside of the United States. We also believe there is a substantial opportunity for ProSomnus device therapy as a frontline alternative to CPAP for patients mild to moderate OSA, particularly with increasing public awareness and medical education. And there is an opportunity for ProSomnus’s next generation devices to enable more efficient disease management via remote patient monitoring technologies.

Clinical Results and Studies

A significant and growing body of published clinical evidence, including over 1,400 unique patient data points from multiple studies evaluated across several independent and company supported clinical investigations, supports the efficacy, compliance, safety, patient preference and symptom alleviation of ProSomnus therapy for patients with OSA.

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

				1):16-24. doi: 10.5935/1984-0063.20200072. PMID: 34917269; PMCID: PMC8663729.
Alaska 2	8	Company Supported	87.9% compliance	Hu J, Liptak L. Evaluation of a new oral appliance with objective compliance recording capability: a feasibility study. Journal of Dental Sleep Medicine. 2018;5(2):47–50.
Alaska 1	7	Company Supported	71% improvement	Hu et al, Dental Sleep Practice, March 2015.
Syracuse	91	Company Supported	89% success all severities (AHI<10)

Sall E, Smith K, Desai A, et al. (December 07, 2023) Evaluating the Clinical Performance of a Novel, Precision Oral Appliance Therapy Medical Device Made Wholly From a Medical Grade Class VI Material for the Treatment of Obstructive Sleep Apnea. Cureus 15(12): e50107. doi:10.7759/cureus.50107

Efficacy

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

An additional 91 patient study titled “Evaluating the Clinical Performance of a Novel, Precision Oral Appliance Therapy Medical Device Made Wholly from a Medical Grade Class VI Material for the Treatment of Obstructive Sleep Apnea,” (2023, Cureus 15(12): e50107. doi:10.7759/cureus.501070) demonstrated efficacy of ProSomnus devices treating patients with mild to severe OSA.  During the study, 89% of all patients and 98.5% of mild to moderate OSA patients were treated to an AHI of fewer than 10 events per hour and 80% of severe OSA patients were treated to an AHI of fewer than 20 events per hour with a 50% improvement. In addition to the efficacy of ProSomnus devices, the study also demonstrated the 96% of patients continued using their ProSomnus device after a minimum one-year follow-up.

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

	UoP	India Study
# of ProSomnus Therapy Patients	18	10
Mean Follow Up Duration	2.3 years	2.0 years
Tooth Position Changes Statistically Significant	No	No
Bite Changes Statistically Significant?	No	No

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

Sales and Marketing

We sell our ProSomnus intraoral devices through a direct sales force that primarily targets sleep dentists, sleep physicians, primary care providers, otolaryngologist (ENTs), and other integrated healthcare service providers. We have an established provider network across the United States. ProSomnus devices are authorized by the United States Department of Defense and US Army for the treatment of service men and woman who have OSA. We are also marketing and sales of our ProSomnus intraoral devices in several European countries including The Netherlands, Germany, Belgium, Switzerland and others.

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

We currently have twelve direct sales representatives in the North America and four in Europe, for a total of sixteen direct sales representatives. We plan to increase our count of direct sales representatives depending on our financial condition and availability of financial resources. Increasing the count of direct sales representatives is one of the main growth drivers for our long-term revenue projections. We seek to recruit sales representatives with strong direct sales backgrounds, experience in the dental or respiratory medicine markets, and core knowledge of medical device coding, medical affairs, and reimbursement. We believe there is a robust talent pool of sales professionals with relevant skills and experience. Our expectations for sales representative productivity are largely based on the historical performance of our sales representatives, management experience, and data available for comparable medical device companies with direct sales representatives. We anticipate normal variability in the performance of our sales representatives relative to our productivity expectations. Variability is largely driven by the performance of each representative, but also other factors such as the timing of when each representative is hired within a period.

We have implemented several programs to increase the probability of each representative achieving productivity expectations. These programs, which are continuously updated, include:

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

Third Party Reimbursement

We typically sell our ProSomnus intraoral devices to sleep dentists. These customers in turn bill various third-party payors, such as commercial payors, Medicare and the various social health plans of various countries around the world, for the cost of the device. The list price for each product is based upon an analysis of competitive prices, capacity dynamics, marginal manufacturing costs, incremental value created to the customer and our business strategy. We offer a quarterly volume-based discount program, as well as incentives for new customers.

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

ProSomnus intraoral medical devices under the E0486 and K1027 Healthcare Common Procedure Coding System (“HCPCS”)  codes are reimbursable by Medicare or Medicaid. Physician reimbursement under Medicare generally is based on a defined fee schedule, the Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional service rendered. Dentists and other healthcare providers are typically reimbursed by Medicare in the range of approximately $1,250 to $1,800 per patient for intraoral appliance therapy. The average amount varies by Medicare jurisdiction.

Manufacturing and Supply

We have developed a proprietary digital precision manufacturing platform that enables us to produce intraoral medical devices with greater speed, better precision and increased personalization parameters at lower cost points than our competitors’ intraoral appliances. After a sleep dentist takes an impression of the patient’s teeth using an intraoral scanner or other device, they send it to us along with a prescription. We then use our proprietary, artificial intelligence-driven software to create a custom design for the intraoral device using the digitized patient information and the dentist’s prescription. Once the design is complete, we use computer-assisted manufacturing and a robotic milling machine to fabricate the device from medical grade (USP Class VI compliant) polymer. The device is then labeled, polished, packaged and sent to the dentist for delivery to the patient. We maintain an ISO 13485:2016 certified quality management system.

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

Quality Management System

We are required to be in compliance with the Quality System regulations enforced by the FDA, and similar regulations enforced by other worldwide regulatory authorities. We maintain an ISO 13485:2016 certified quality management system. ISO 13485:2016 specifies requirements for a quality management system that are demonstrated by our ability to provide medical devices and related services that consistently meet customer and applicable regulatory requirements.  We achieve this through a formal, documented quality system by which quality objectives are defined, understood and achieved. Systems, processes and procedures are implemented to ensure high levels of product and service quality. We monitor the effectiveness of the quality system based on internal data and direct customer feedback and strive to continually improve our systems and processes, taking corrective action, as needed.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing our ProSomnus intraoral devices as the standard method for treating OSA. Our research and development expenses were $4.8 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.

Our research and development activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms. These activities range from accelerating product and clinical innovation to developing manufacturing process improvements to researching future technologies and products. We received FDA clearance for an intraoral device that enables remote patient monitoring services in November 2020 and are now developing an advanced remote patient monitoring device the RPMO2. We believe that these services could provide us with an additional recurring revenue stream.

Competition

Our industry is subject to significant competition and rapid change from the introduction of new products and technologies and other activities of pharmaceutical industry participants. We currently compete as a first-line therapy in the OSA treatment market for patients with mild to moderate OSA. We intend to also compete as a first-line therapy for patients with severe OSA if we receive clearance from the FDA to do so. There are several treatment options for patients with OSA depending on the level of severity of the disease, ranging from lifestyle changes to surgery. The goals of therapy are to resolve signs and symptoms of OSA, improve sleep quality, normalize and reduce the AHI, and generally increase blood oxygen saturation levels.

We consider our primary competition to be manufacturers and providers of both CPAP and legacy intraoral appliance products. Providers of CPAP devices include ResMed and Fisher & Paykel. These companies are focused on CPAP devices, with efforts to increase the rate of diagnosis worldwide. To address adherence issues, these companies are focused on home monitoring technologies.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements to protect our intellectual property rights, including entering into invention assignment agreements with our employees in the ordinary course of their employment. As of March 25, 2023, we have rights to: nine (9) issued U.S. utility patents, which will expire between Dec. 24, 2034, and Oct. 23, 2038, assuming all required fees are paid; one (1) issued U.S. design patent; three (3) pending U.S. patent applications, six (6) issued and active foreign patents and ten (10) pending foreign and WIPO-PCT patent applications.

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

There is no active patent litigation involving any of our patents and we have not received any notices of patent infringement. Our industry faces claims of infringement and litigation regarding patent and other intellectual property rights. Patent infringement is an ongoing risk, in part because other companies in our industry could have patent rights that may not be identifiable as we develop our products and services. Litigation may be necessary to enforce our intellectual property rights, and we may have to defend ourselves against infringement claims.

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

The ability of the FDA, foreign regulatory authorities and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or notified bodies may also slow the time necessary for new medical devices and modifications to cleared or approved medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the United States Patent and Trademark Office ("USPTO"), which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly fund our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic significantly slowed down the designation process. Currently designated notified bodies have severe capacity constraints and are facing a large amount of requests for recertification of products under the MDR as a consequence of which review times have lengthened. This situation could significantly impact our ability to grow our business in the EU and EEA.

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

On May 25, 2017, the new Medical Devices Regulation (2017/745 or “MDR”) entered into force, which repeals and replaces the EU MDD and AIMDD. Unlike directives, which must be implemented into the national laws of the EEA Member States, regulations are directly applicable, i.e., without the need for adoption of EEA Member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR was due to become applicable in May 2021, but in light of COVID-19, on April 23, 2020, the European Parliament and the Council of the EU adopted a proposal to extend the transitional period of the MDR by one year, i.e. until May 26, 2021. However, devices lawfully placed on the market pursuant to the MDD or AIMDD prior to May 26, 2021, may generally continue to be made available on the market or put into service until May 26, 2025. Once applicable, the new regulations will among other things:

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

Healthcare policy changes could harm our business, financial condition and results of operations.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Affordable Care Act (the "ACA"), enacted in March 2010, made substantial changes in the way healthcare is financed by both governmental and private insurers. The ACA established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research, implemented payment system reforms, and expanded the eligibility criteria for Medicaid programs. Other legislative changes have been proposed and adopted since the ACA was enacted, which may impact our business, financial condition, and results of operations.

The expansion of the government's role in the U.S. healthcare industry may result in decreased profits, lower reimbursement by payors, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition, and results of operations. We expect additional state, federal, and foreign healthcare policies and reform measures to be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our ProSomnus precision intraoral medical devices or additional pricing pressure, and have a material adverse effect on our industry generally and on our customers.

Any changes or uncertainty with respect to future coverage or reimbursement rates could affect demand for our ProSomnus precision intraoral medical devices, which in turn could impact our ability to successfully commercialize our products and could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each new provider we perform security assessments and detailed due diligence, enter into contractual arrangements which require that they only process personal data according to our instructions, and which require that they have sufficient technical and organizational security measures in place. We have enlisted the help of external advisors to provide assistance in implementing these contractual arrangements with our existing providers. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

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

Cybersecurity

Actual or attempted breaches of security, unauthorized disclosure of information, or denial of service attacks could result in significant harm to our business. We hold personal and/or other sensitive or confidential information, and any perception that this information is not secure could lead to substantial legal liability or damage to our reputation. Despite the implementation of security measures, our internal computer and information technology systems, as well as those of our vendors and customers, are vulnerable to attack and damage from computer viruses, malware, unauthorized access, denial of service attacks, or other harm. Threat actors seeking to cause disruption to our business pose a significant risk to our operations.

We face risks related to the protection of information that we maintain, or that we engage a third-party to maintain on our behalf. These risks include unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are becoming increasingly frequent, sophisticated, and intense, and have become increasingly difficult to detect. These attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information.

A material cyberattack or security incident could cause interruptions in our operations, resulting in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows, and prospects. Therefore, we continuously monitor our systems and implement security measures to protect against cyberattacks and other security threats.

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

Human Capital

As of December 31, 2023, we had 125 employees in North America, 2 in Canada and 9 in Europe. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good. We believe that our turnover and productivity levels are at acceptable levels.

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

Risk Factor Summary

●	Risks Related to ProSomnus’s Business and Industry
o	Our business has a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding ProSomnus.
o	We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.
o	We can give no assurance that our internal and external sources of liquidity will be sufficient for our cash requirements.
o	If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

o	We have engaged financial and legal advisors to identify and evaluate possible financial and strategic alternatives and their implications for ProSomnus.
o	Because our business is not profitable, from time to time we may undergo a reduction in force to reduce our operating expenses. However, any corporate restructuring or headcount reduction may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.
o	We have identified a historical material weakness in our internal control over financial reporting.
o	We will not be successful if our ProSomnus precision intraoral medical devices are not sufficiently adopted by the medical and dental communities for the treatment of Obstructive Sleep Apnea (OSA).
o	We derive a substantial portion of our revenue from sales of a single type of product (ProSomnus precision intraoral medical devices) and expect to continue to do so, which leaves us reliant on the commercial viability of the ProSomnus precision intraoral medical devices.
●	Risks Related to Intellectual Property
o	We depend on our patents and proprietary technology, which we may not be able to protect.
o	We may face intellectual property infringement claims that would be costly to resolve.
●	Risks Related to Government and Regulation
o	Our failure to obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations relating to our technologies and products could delay or limit introduction of our products and result in failure to achieve revenue or maintain our ongoing business.
o	Clinical trials that may be required to support regulatory submissions in the United States are expensive. We cannot assure that we will be able to complete any required additional clinical trial programs successfully within any specific time period, and if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.
o	The results of our clinical trials may not support either further clinical development or the commercialization of any new product candidates or modifications to existing products.
o	Our ProSomnus precision intraoral medical devices are subject to extensive governmental regulation that could prevent us from selling our ProSomnus precision intraoral medical devices or introducing new and/or improved products and services in the United States or internationally.
●	Risks Related to our Securities
o	We are currently not in compliance with Nasdaq listing requirements, specifically those that require us to maintain a minimum market value of publicly held shares of at least $15.0 million and maintain a minimum market value of listed securities of at least $50.0 million and maintain a minimum bid price of at least $1.00. If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our Common Stock could be delisted from Nasdaq.
o	Sales of a substantial number of shares of our securities in the public market could cause the price of our securities to fall.
o	There is no guarantee that our Warrants will be in the money, and they may expire worthless.
o	Servicing our existing and future debt, including the Convertible Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
o	There can be no assurance that we will ever provide liquidity to our investors through a sale of our company.
o	If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

●	General Risk Factors
o	Inadequate internal controls could result in inaccurate financial reporting.
o	We qualify as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
o	We may become involved in litigation that may materially adversely affect us.

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

Since we began our ProSomnus business in 2016, we have not been profitable and have incurred losses and cash flow deficits. For the fiscal years ended December 31, 2023 and 2022, we reported net losses of $24.1 million and $7.1 million, respectively, and negative cash flows from operating activities of $16.1 million and $10.2 million, respectively. Accumulated deficit as of December 31, 2023, was $234.9 million.

We anticipate that we will continue to report losses and negative cash flow. There is therefore a risk that we will be unable to operate our business in a manner that generates positive cash flow or profit, and our failure to operate our business profitably could damage our reputation and stock price.

Based on our current level of expenditures and future cash flow projections, we believe having $6.4 million in unrestricted cash and cash equivalents will not be sufficient for the Company to continue operations as a going concern for at least one year from the issuance date of these consolidated financial statements. Additionally, the indentures governing our Convertible Notes contain monthly and quarterly financial covenants. Failure to comply with the covenants or obtain a waiver and extension from the holders of each series of our Convertible Notes could result in an event of default under each of the indentures governing our Convertible Notes and result in an acceleration of the Convertible Notes, which could have a material adverse effect on our business, financial condition and results of operations.

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

We can give no assurance that our internal and external sources of liquidity will be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements and execute on our strategic initiatives. Future new product launches or investments in other growth initiatives may demand increased working capital before any long-term return is realized from increased revenue. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, and financing opportunities which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements, including repayment of debt. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plans, pursuing additional financing to the extent available, reducing capital expenditures, suspending certain activities or programs, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity, and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

We have experienced operating losses and we may continue to incur operating losses for the next several years as we implement our business plan. Our prior losses, combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional capital in order to continue to execute our business plan. If we are unable to raise sufficient additional funds, we may need to scale back our future operations. We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop and bring to market our technologies and planned products.

If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

Any future indebtedness could impose on us restrictive covenants, including, further limitations on our ability to incur additional debt, limitations on our ability to issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be  required to, among other things, delay, scale back or eliminate some or all of our activities, reduce headcount, trim research and product development programs, discontinue clinical trials, stop all or some of our manufacturing operations, defer capital expenditures, deregister from being a publicly traded company and delist from Nasdaq, or license our potential products or technologies to third parties, possibly on terms that cannot sustain our current business, or curtail, suspend or discontinue our operations entirely. If any of these things were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited or we may be unable to continue operations, in which case you could lose your entire investment.

We have engaged financial and legal advisors to identify and evaluate possible financial and strategic alternatives and their implications for ProSomnus.

We engaged financial and legal advisors to identify and evaluate possible financial and strategic alternatives and their implications for ProSomnus. No assurance can be given as to whether any particular recommended financial or strategic alternative will be undertaken, and if so, upon what terms or conditions. We may not have enough available cash to purse a strategic restructuring, refinancing, or other transaction, and may have to file for bankruptcy. Bankruptcy, whether Chapter 11 or Chapter 7, could result in significant decrease in value for all stakeholders. In addition, if we file for bankruptcy, it may cause disruption in supply from critical vendors required to continue operations, negatively impact sales orders and collections from customers and negatively impact employee relations.

Because our business is not profitable, from time to time we may undergo a reduction in force to reduce our operating expenses. However, any corporate restructuring or headcount reduction may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

If we decide to further reduce headcount to lower our operating expenses, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from such a restructuring because of unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from such a restructuring, our operating results and financial condition would be adversely affected. Any restructuring activities would be disruptive to our operations and could result in material delays in our new product development programs. Headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, regulatory, manufacturing, engineering, and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our new product candidates in the future.

We have identified a historical material weakness in our internal control over financial reporting.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2023 and 2022, our independent registered public accounting firms identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case arose from the accounting for certain complex transactions and a lack of expertise for such accounting issues. While remediation efforts have been made, if we are unable to remedy our material weakness, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may limited, perhaps substantially.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (or the Code), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), carryforwards to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. If we undergo, or are deemed to have previously undergone, an ownership change, our ability to utilize NOLs carryforwards could be limited (perhaps substantially) by Sections 382 and 383 of the Code. Additionally, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience or are deemed to have experienced an “ownership change” for these purposes, we may not be able to utilize a material or even a substantial portion of the NOLs carryforwards, even if we attain profitability. We have not completed a Code Section 382 analysis regarding any limitation on our NOL carryforwards.

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

Performance issues, service interruptions or price increases by our primary shipping carrier could increase our shipping costs, adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited and reliable shipping is a crucial component of our business operations. We heavily rely on our primary shipping carrier for secure and timely transport of our products to our customers. Any performance issues, such as delivery delays, loss, or damage of our products during transit, could harm our reputation and lead to decreased demand for our services. Additionally, any service interruptions, such as strikes, severe weather, or natural disasters, could adversely affect our ability to process orders and deliver our products on time. Furthermore, any price increases by our primary shipping carrier could increase our shipping costs and negatively impact our business operations.

We are subject to operating risks, including excess or constrained capacity and operational inefficiencies, which could adversely affect our results of operations.

Our business operations are subject to various operating risks, including excess or constrained capacity, pressure on our internal systems, personnel, and suppliers, and operational inefficiencies. To manage our current and anticipated future operations effectively, we must continually implement and improve our operational, financial, and management information systems, hire, train, motivate, manage, and retain employees, and ensure that our suppliers remain diverse and capable of meeting growing demand for the systems, raw materials, parts, and components essential to the manufacture and delivery of our products. However, we may be unable to balance near-term efforts to meet existing demand with future customer demand, including adding personnel, creating scalable, secure, and robust systems and operations, and automating processes needed for long-term efficiencies. Any such failure could have a material impact on our business, operations, and prospects.

Our ability to obtain and maintain regulatory clearance and certifications and equip facilities is subject to significant risk and uncertainty. If a facility is temporarily or permanently, partially or fully shut down, or if demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely or at all, which may negatively impact our financial results, reputation, and overall business. Therefore, we must continuously monitor and manage our operations to minimize these risks and ensure our ability to meet the demands of our customers.

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

If our facilities are damaged or become inoperable, we may be unable to supply our ProSomnus devices and, as a result, there could be an adverse effect on our business until we are able to secure a new facility and rebuild our inventory.

Our business operations heavily rely on our facilities to manufacture and supply our ProSomnus devices. We do not have redundant facilities, and we perform all of our manufacturing and back-office activities at a single location. In the event of any natural or man-made disasters, such as fire, flooding, power outages, or public health crises, our facilities and inventory could be damaged or rendered inoperable, making it difficult or impossible for us to manufacture and supply our ProSomnus devices. The inability to perform these activities could result in the loss of customers and harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses, and it may not continue to be available to us on acceptable terms or at all.

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

In addition to patent protection for our issued patents and pending patent applications related to our ProSomnus precision intraoral medical devices and our manufacturing process, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants, and third parties, to protect our confidential and proprietary information. We implement commonly accepted physical and technological security measures to protect the confidential nature of our proprietary information.

However, these measures may not provide adequate protection against challenges to the validity and enforceability of our patents, or against unauthorized use or disclosure of our proprietary information by third parties. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us.

If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed. Therefore, we must continually monitor and manage our intellectual property to minimize these risks and ensure our ability to protect our proprietary technologies and know-how.

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

We may be unable to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

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

If we do not obtain and maintain international regulatory registrations, approvals or certifications for our products, we will be unable to market and sell our products outside of the U.S.

Sales of our products outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of or certification by a specified body (e.g., notified bodies in Europe). Complying with foreign regulatory requirements, including obtaining registrations, approvals or certifications, can be expensive and time-consuming, and we may not receive regulatory approvals or certifications in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations, approvals or certifications, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances, approvals or certifications may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals or certifications before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations or certifications that we have received. If we are unable to maintain our authorizations or certifications in a particular country, we will no longer be able to sell the applicable product in that country.

Risks Related to our Securities

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our Common Stock could be delisted from the Nasdaq.

The listing of our Common Stock on the Nasdaq Global Market (“Nasdaq”) is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically those that require us to maintain a minimum market value of publicly held shares of at least $15.0 million and maintain a minimum market value of listed securities of at least $50.0 million and maintain a minimum bid price of at least $1.00. On February 12, 2024 and March 19, 2024, we received delisting determination letters from Nasdaq advising us that we did not regain compliance with the minimum market value of publicly held shares requirement and the minimum bid price requirement by the initial compliance dates afforded by Nasdaq. As a result, trading of our securities on Nasdaq was subject to suspension at the opening of business on February 22, 2024 and a Form 25-NSE would have been filed with the SEC to remove our securities from listing and registration on the Nasdaq unless we requested an appeal of these determinations to a Nasdaq Hearings Panel (the “Panel”). On February 16, 2024, we submitted a hearing request to the Panel to appeal the delisting determinations. Our request for a hearing has stayed the suspension of our securities and the filing of a Form 25-NSE pending the Panel’s decision. At the hearing, we intend to present a plan to regain compliance with the minimum market value of publicly held securities requirement and the minimum bid price requirement regardless of the outcome of the hearing, we must also regain compliance with the minimum market value of listed securities requirement by April 30, 2024. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq and will likely be delisted by Nasdaq.

If the Panel does not grant our request for continued listing, or otherwise provide a further extension for us to regain compliance with the minimum market value of publicly held shares requirement or the minimum bid price requirement, our securities will be subject to delisting by Nasdaq. In the event our Common Stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease, and we may experience further difficulties in raising capital, which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our financing arrangements and other outstanding agreements. For instance, under our Convertible Notes, the occurrence of a delisting event could constitute a fundamental change (as defined in each indenture governing our Convertible Notes), giving holders of the Convertible notes the right to require us to repurchase all or a portion of their Convertible Notes before the applicable maturity date of such Convertible Notes at a repurchase price equal to 101% of the principal amount of the Convertible Notes to be repurchase, plus accrued and unpaid interest, if any. See the risk factor entitled “We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or make mandatory redemptions of certain of the Convertible Notes pursuant to their terms, and our future debt may contain limitations on our ability to repurchase the Convertible Notes.” Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock.

The Convertible Notes contain financial and operating covenants which could result in an event of default under the Convertible Notes.

Our failure to comply with the financial and operating covenants in our Convertible Notes could result in an event of default which, if not cured or waived, could result in the acceleration of the Convertible Notes, including via cross-defaults. For example, our Convertible Notes are subject to a financial covenant that requires us to maintain a minimum cash balance of $4.5 million on the first day of each calendar month. Failure to comply with the covenants or obtain a waiver and extension from the holders of each series of our Convertible Notes could result in an event of default under each of the indentures governing our Convertible Notes and result in an acceleration of the Convertible Notes, which could have a material adverse effect on our business, financial condition and results of operations.

Concentration of ownership among ProSomnus’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Based on their holdings as of December 31, 2023, our directors and executive officers and their affiliates as a group beneficially owned approximately 11.9% of our outstanding Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our certificate of incorporation and any approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Sales of a substantial number of shares of our securities in the public market could cause the price of our securities to fall.

As of December 31, 2023, we had 17,388,599 outstanding shares of Common Stock, and our total number of warrants is 11,966,611, out of which 6,512,087 warrants are exercisable to our common stock at $11.50 per share. The remaining 5,454,524 warrants represent transaction warrants, which are exercisable to our Common Stock at $1.00 per share.

In addition, as of December 31, 2023, we have the following additional shares of Common Stock issuable:

•	5,889,525 shares of Common Stock reserved for issuance under our 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”);

•	1,562,497 shares of our Common Stock issuable upon the exercise of outstanding options under the 2022 Equity Incentive Plan, with a weighted average exercise price of $4.67 per share;

•	543,750 shares of our Common Stock issuable upon the vesting of outstanding restricted stock units granted under the 2022 Equity Incentive Plan;

•	the issuance of shares of our Common Stock that may be issuable as dividends in respect of our Series A Preferred Stock;

•	the issuance of 15,766,509 shares of our Common Stock that may be issuable upon conversion of our convertible notes;

•	9,436,000 shares of our Common Stock issuable upon the exercise of our Series A Preferred Stock;

•

the potential issuance of up to 3,000,000 shares of Common Stock issuable in satisfaction of our earnout obligations from our business combination with Lakeshore Acquisition I Corp. (“Lakeshore”) on December 6, 2022 (the “Business Combination”); and

To the extent any or all such shares of Common Stock are issued, such additional shares of Common Stock will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market.

Our registration statements filed with the SEC register shares of our Common Stock issuable upon exercise of warrants and the offering and resale of our Common Stock by the selling securityholders. Such selling securityholders will determine the timing, pricing and rate at which they sell the shares being registered for resale into the public market. Significant sales of shares of Common Stock may have negative pressure on the public trading price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock and warrants.

Furthermore, pursuant to the registration rights agreement entered into in connection with the Business Combination, certain stockholders can demand that we register their registrable securities under certain circumstances and also have piggyback registration rights for these securities in connection with certain registrations of securities that we undertake. We also granted the certain registration rights to the investors party to the Securities Purchase Agreement. We have filed and intend to maintain the registration statement in order to facilitate registration of those sales. The registration of these securities permits the exercise of such securities or the public resale of such securities, as applicable. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities.

There is no guarantee that our Warrants will be in the money, and they may expire worthless.

As of December 31, 2023, we have 6,512,087 warrants to purchase Common Stock, which are exercisable at a price of $11.50 per share, and 5,454,524 Transaction Warrants to purchase Common Stock, exercisable at a price of $1.00 per share, outstanding. The likelihood that the holders of the Transaction Warrants or the other warrants will exercise their respective warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Common Stock, which is currently below the exercise price for our Transaction Warrants and our other warrants. If the market price of our Common Stock continues to be less than the exercise price, it is unlikely that holders will exercise such warrants, and therefore unlikely that we will receive any proceeds from the exercise of such warrants in the near future, or at all.

Our amended and restated certificate of incorporation grants our board the power to issue additional shares of common and preferred stock and to designate series of preferred stock, all without stockholder approval.

As of December 31, 2023, we are authorized to issue 151,500,000 shares of capital stock, of which 150,000,000 shares are authorized as Common Stock and 1,500,000 shares are authorized as Preferred Stock. The Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation on December 6, 2023. This amendment increased the number of authorized shares from 101,000,000 shares to 151,500,000 shares. Our Board of Directors, without any action by our stockholders, has and may again designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

As of December 31, 2023, after giving effect to the in-kind interest payment on such date, we had approximately $36.8 million aggregate principal amount of the Convertible Notes outstanding. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or make mandatory redemptions of certain of the Convertible Notes pursuant to their terms, and our future debt may contain limitations on our ability to repurchase the Convertible Notes.

Holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes of the applicable series upon the occurrence of a fundamental change (as defined in the applicable indenture governing such series of Convertible Notes) before the applicable maturity date at a repurchase price equal to 101% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, we are required to make mandatory redemptions of a portion of our Senior Secured Convertible Notes due December 6, 2025 (the “Senior Convertible Notes”) on a quarterly basis. Moreover, we will be required to repay the Convertible Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases or redemptions of Convertible Notes pursuant to their terms or pay cash with respect to Convertible Notes at their maturity.

In addition, our ability to repurchase Convertible Notes or to pay cash at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes when the repurchase is required by the applicable indenture or to pay cash at their maturity as required by such indenture would constitute a default under such indenture. A default under the indenture governing a series of Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the payment of the Convertible Notes were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness. Any failure by us to repay indebtedness and repurchase the Convertible Notes, in each case, when required to do so pursuant to the terms of the applicable indenture, could have a material adverse effect on our business, financial condition, and results of operations.

Transactions relating to the Convertible Notes may affect the value of our Common Stock.

The Convertible Notes are convertible, in whole or in part, at any time at the election of the holders. The conversion of some or all of the Convertible Notes would dilute the ownership interests of our existing stockholders.

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

We do not know whether an active, liquid and orderly trading market will exist for our common stock and as a result it may be difficult for you to sell your common stock.

Prior to our combination with Lakeshore Acquisition I Corp and its wholly-owned subsidiary in December 6, 2022, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Capital Market (“Nasdaq”), the market for our shares has demonstrated varying levels of trading activity. As a result of these and other factors, you may not be able to sell your common stock quickly, at or above the price paid to acquire the stock or at all. Further, an inactive market may also harm our ability to raise capital by selling additional common stock and may harm our ability to enter into strategic collaborations or acquire companies or products by using our common stock as consideration.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we may be required to pay all amounts owed to any creditors before distributing any assets to the investors. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our other investors, in which case investors could lose their entire investment.

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

We will need to undertake significant efforts to strengthen our processes and systems and adapt them to changes as our business evolves (including with respect to recently becoming a publicly traded company). This continuous process of maintaining and adapting our internal controls is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will, in the future, provide adequate control over our financial processes and reporting. Furthermore, as our business evolves and if we expand through acquisitions of other companies or make significant investments in other companies or enter into joint development and similar arrangements, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.

Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or in the way these policies are interpreted by us or regulators could have a material effect on our reported results and may even retroactively affect previously reported financial statements.

Our actual operating results may differ significantly from our guidance.

From time to time, we provide forward-looking estimates regarding our future performance that represent our management’s estimates as of a point in time. These forward-looking statements are based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance on our projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward-looking information is to provide a basis for our management to discuss our business outlook with stockholders. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of our forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making investment decisions.

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

We may become involved in litigation that may materially adversely affect us.

The Company faces a variety of litigation risks that may arise in the normal course of its business, including product liability litigation risk, employment litigation, and intellectual property litigation risk. In addition, the Company may be involved in claims, lawsuits, investigations, or proceedings related to securities laws, patent infringement, contract disputes, and other matters. Third parties may also assert claims against the Company, which can be time-consuming, divert management's attention and resources, cause significant expenses or liability, and/or require changes in business practices.

Due to the potential risks, expenses, and uncertainties of litigation, the Company may settle disputes, even where it has meritorious claims or defenses, by agreeing to settlement agreements. Litigation is inherently unpredictable, and the results of any legal proceedings may have a material adverse effect on the Company's business, financial condition, results of operations, and prospects. The Company cannot assure investors that the results of any legal proceedings will not have a material adverse effect on the business. For more detail on the Company's current legal proceedings, please refer to the section entitled "Legal Proceedings.”

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in the oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”).

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

●	Governance and Cybersecurity Testing: The Board’s oversight of cybersecurity risk management is supported by the Company’s Chief Technology Officer (“CTO”). The Company is in the process of strengthening the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to our CTO, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
●	Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: The Company currently relies on an established major incident management and communication process to address any potential cybersecurity incidents. This established process includes the use of third-party partnerships to make available the distinct skill sets needed to assist in properly responding to any cybersecurity threat. The Company is in the process of establishing defined response procedures to effectively address any cyber threat that may occur regardless of the safeguards in place that minimize the chance of a successful cyberattack. The response procedures will be designed to identify, analyze, contain and remediate such cyber incidents expeditiously. These procedures and approach to safeguard the Company’s information and assets will be continuously monitored by management and updated to evolve with the current cyber landscape.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties

Our corporate headquarters are located at 5675 Gibraltar Drive, Pleasanton, CA 94588 and consists of approximately 32,200 square feet of space under a lease that expires on December 31, 2032. On February 28, 2023, the Company abandoned the office premises located at 5860 West Las Positas Blvd., Suite 25 Pleasanton, California, 94588, which consists of approximately 12,500 square feet of space under a lease that expired on January 31, 2024.

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

Holders

On March 25, 2024, there were 363 holders of record of our Common Stock and 37 holders of record of our warrants.

Recent Sales of Unregistered Securities

On September 20, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”, and the transactions contemplated by the Securities Purchase Agreement, the “Financing Transaction”) with certain third-party and related party investors (the “Investors”), pursuant to which the Company issued (i)  an aggregate of 10,426 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $10.4 million at a per share purchase price of $1,000, and (ii) (A) with respect to Investors that held the Existing Convertible Notes, new convertible notes on substantially similar terms to such Noteholder Investor’s Existing Convertible Notes other than that such new notes will be convertible into shares of Common Stock, at a conversion price of $1.00 per share subject to the terms and conditions of the applicable new indenture pursuant to which the applicable series of New Notes have been issued by the Company (the “New Notes”), in exchange for such Noteholder Investor’s portion of the principal amount outstanding of the Existing Notes (the “Exchanges”) pursuant to exchange agreements entered into between the Company and each of the Noteholder Investors (together, the “Exchange Agreements”) and/or (B) warrants to purchase shares of Common Stock at an exercise price of $1.00 per share (such warrants, the “Transaction Warrants”). The Financing Transaction closed on three dates: September 20, 2023, September 26, 2023, and October 20, 2023. The exchange of the Existing Convertible Notes, including the entrance into the indentures governing the New Notes, occurred on October 11, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of ProSomnus Holdings, Inc. and its subsidiary prior to the Business Combination and for ProSomnus, Inc. and its subsidiaries subsequent to the Business Combination (for purposes of this section, collectively referred to as the “ProSomnus,” “Company,” “we,” “us” and “our”) should be read together with ProSomnus’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, together with the related notes thereto, included in this report. This discussion contains forward-looking statements based upon current beliefs, plans, and expectations that involve numerous risks, uncertainties and assumptions, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

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

Our ProSomnus precision intraoral devices are classified by the U.S. Food and Drug Administration (the “FDA”) as Class II medical devices for the treatment of snoring and mild to moderate OSA. We received pre-market notification and FDA clearance pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) for our first intraoral device in July 2014 and our devices have been commercially available in the United States since August 2014. To date, over 250,000 ProSomnus precision devices have been prescribed for patients.

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

We generated revenue of $27.7 million, with a net loss of $24.1 million, for the year ended December 31, 2023, compared to revenue of $19.4 million, with a net loss of $7.1 million, for the year ended December 31, 2022.

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

Recent Financing Transaction

On September 20, 2023, the Company entered into a Securities Purchase Agreement with the Investors. The Investors include certain members of the Company’s Board of Directors and certain executive officers of the Company, as well as affiliates and investment vehicles for such persons that held the Company’s Existing Convertible Notes. Convertible Noteholders representing approximately $3.4 million in principal amount of the Senior Convertible Notes and approximately $12.1 million in principal amount of the Subordinated Convertible Notes participated in the Financing Transaction.

The Financing Transaction closed on three dates: September 20, 2023, September 26, 2023, and October 20, 2023. The exchange of the Existing Convertible Notes, including the entrance into the indentures governing the New Notes, occurred on October 11, 2023.

In such Exchanges, the Noteholder Investors received a reset of the conversion price of the amount of principal of the existing notes equal to up to 300% of the purchase price paid by such Noteholder Investor to purchase its Series A Preferred Stock. Any proceeds in excess of such amount results in the Noteholder Investors purchasing Transaction Warrants.

As a result of the Financing Transaction, during September and October 2023, the Noteholder Investors effectively invested an aggregate of $7.3 million of cash in the Company in exchange for 7,276 shares of Series A Preferred Stock, Transaction Warrants exercisable into an aggregate of 2,304,524 shares of Common Stock, and the repricing of the conversion feature of their Convertible Notes, while the other Investors contributed an aggregate of $3.2 million of cash to the Company in exchange for 3,150 shares of Series A Preferred Stock and Transaction Warrants exercisable into an aggregate of 3,150,000 shares of Common Stock.

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

Description of Certain Components of Financial Data

Revenue

We derive all of our revenue from the sale of our custom precision intraoral medical devices used to treat patients diagnosed with Obstructive Sleep Apnea. Our revenue recognition policies are discussed in more detail in Note 2 to our consolidated financial statements and notes thereto included elsewhere in this report.

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

Provision for income taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes as well as net operating loss carryforwards and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed “more-likely-than-not” to be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax bases of assets and liabilities, and the enacted tax rates in effect in future periods. The Company recorded a full valuation allowance as of December 31, 2023 and December 31, 2022. Based on available evidence, we believe that it is more likely than not that we will be unable to utilize all our deferred tax assets in the future.

The Company evaluates the tax positions taken in the course of preparing its tax returns to determine whether tax positions are more-likely-than-not of being sustained by the applicable tax authority.  Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized. Interest and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of operations.

Results of Operations

Comparison of the Fiscal Years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended
	December 31,		Change
	2023	2022	$	%
Revenue	$27,652	$19,393	$8,259	42.6%

Operating expenses:
Cost of revenue	13,641	9,127	4,514	49.5%
Sales and marketing	13,085	8,865	4,220	47.6%
General and administrative	15,230	9,895	5,335	53.9%
Research and development	4,802	2,981	1,821	61.1%
Total operating expenses	46,758	30,868	15,890	51.5%

Other income (expense)
Interest expense, net	(5,382)	(6,120)	738	(12.1)%
Change in fair value of earnout liability	12,190	9,260	2,930	n/m
Change in fair value of debt	1,328	553	775	n/m
Change in fair value of warrant liability	1,896	3,237	(1,341)	n/m
Loss on extinguishment of debt	(10,450)	(2,598)	(7,852)	n/m
Other financing expense	(2,473)	—	(2,473)	n/m
Other expense, net	(2,098)	(2)	(2,096)	n/m
Total other income (expense), net	(4,989)	4,330	(9,319)	(215.2)%

Net loss and comprehensive loss	$(24,095)	$(7,145)	$(16,950)	237.2%

(n/m = not meaningful)

Revenues increased by $8.3 million, or 42.6%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily driven by increased adoption of the use of our precision devices, increased sales and marketing investments, and mix shift to the EVO Product, all of which contributed to increased unit volumes.

Revenue from the Company’s largest customer was 3% for the year ended December 31, 2023, and 5.7% for the year ended December 31, 2022.

Total cost of revenue increased by $4.5 million, or 49.5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to product costs associated with higher sales volume of our devices and an increase in the cost of materials and supplies.

Sales and marketing expenses increased by $4.2 million, or 47.6%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily driven by an increase in personnel and consulting-related expenses of $2.7 million due to expansion of the sales team. Distribution and advertising increased by $0.9 million and sales and marketing events increased $0.3 million, and travel in-person events increased by $0.2 million.

General and administrative expenses increased by $5.3 million, or 53.9%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was driven primarily by $1.3 million increase in personnel costs and bonuses, $1.4 million increase in professional services, $2.9 million increase in costs that scale with general expenses including credit card fees, recruiting, software, utilities, rent and depreciation, $0.9 million related to legal fees and $0.2 million increase in costs related to investor relations, offset by $1.4 million decrease in stock based compensation.

Research and development expenses increased by $1.8 million, or 61.1%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily driven by an increase in headcount-related personnel and consulting costs of $1.5 million and $0.3 million increase in other expenses in research and development.

Total other income (expense) changed by $9.3 million, or 215.2%, from income of $4.3 million for the year ended December 31, 2022, to an expense of $5.0 million for the year ended December 31, 2023. The change was primarily due to the Finance Transaction which resulted in a loss on debt extinguishment of $7.8 million, financing costs of $2.5 million, and additional legal transaction costs of $1.4 million. The change was partially offset by lower interest expense of $0.8 million. Remaining changes in other income (expense) were due to changes in the fair values of the earnout liability, debt, and warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management’s Plans

Our liquidity needs are to fund our ongoing business initiatives. Historically, our sources of cash were primarily the issuance of equity securities and the incurrence of debt and our uses of cash were to fund our operating needs and to service our indebtedness. We expect to use our existing cash to fund our operations. We have incurred recurring losses from operations and recurring negative cash flows from operating activities. We expect operating losses and negative cash flows from operations to continue for the foreseeable future.

Our ability to continue as a going concern depends on our ability to execute on our plans to achieve revenue growth forecast, control operating costs, and obtain additional financing. We have developed a cash flow breakeven plan pursuant to which we expect to maintain positive cash balances and compliance with debt covenants and commitments. We have commenced the implementation of our plan and believe the plan, when fully implemented as planned, will mitigate the liquidity risks identified. However, our operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan or cash flow break-even plan will be achieved in the time frame anticipated by us. Furthermore, there can be no assurance that we will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all.

Based on our current level of expenditures and future cash flow projections, we believe having $6.4 million in unrestricted cash and cash equivalents will not be sufficient for the Company to continue operations as a going concern for at least one year from the issuance date of these consolidated financial statements. Additionally, the indentures governing our Convertible Notes contain monthly and quarterly financial covenants. Failure to comply with the covenants or obtain a waiver and extension from the holders of each series of our Convertible Notes could result in an event of default under each of the indentures governing our Convertible Notes and result in an acceleration of the Convertible Notes, which could raise substantial doubt about our ability to continue as a going concern.

ProSomnus has engaged Piper Sandler as financial advisor to assist ProSomnus with a comprehensive review of financing and strategic alternatives.  There can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. If we are unable to complete a transaction, it may be necessary to seek other alternatives to further reduce costs or restructure the Company. We do not expect to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or we have concluded that disclosure is appropriate or legally required. For more information, see the risk factor entitled “We have engaged financial and legal advisors to identify and evaluate possible financial and strategic alternatives and their implications for ProSomnus.”

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash used in (provided by):
Operating activities	$(16,127)	$(10,239)
Investing activities	(1,467)	(1,354)
Financing activities	8,741	26,009
Net change in cash and cash equivalents	$(8,853)	$14,416

Net cash used in operating activities

For the year ended December 31, 2023, net cash used in operating activities of $16.1 million was $5.9 million higher than in prior year primarily due to increased general and administrative expenses such as professional fees and legal costs relating to being a public company as compared to private company for most of 2022, and to a lesser extent by higher increased spending on sales and marketing and research and development activities.

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

Net cash used in investing activities

For the year ended December 31, 2023 and 2022, net cash used in investing activities of $1.5 million and $1.4 million, respectively, was primarily due to purchases of property and equipment.

Net cash provided by financing activities

For the year ended December 31, 2023, net cash provided by financing activities of $8.7 million was primarily due to the Financing Transaction which resulted in cash proceeds of $10.4 million. Financing cash inflows were partially offset by principal payments under finance lease and equipment financing obligations of $1.4 million, and payment of debt financing cost and taxes related to net share settlement of equity awards totaling $0.3 million.

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

Contractual Obligations

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of December 31, 2023 (in thousands).

	2024	After 2024	Total
Recorded contractual obligations:
Senior Convertible Notes	$848	$16,112	$16,960
Subordinated Convertible Notes	—	19,834	19,834
Other*	2,192	10,031	12,223
Total	$3,040	$45,977	$49,017

* Represents finance and operating lease liabilities, equipment financing obligations

During June 2023, we entered into the First Supplemental Indenture (the “Senior Supplemental Indenture”) to that certain Indenture, dated December 6, 2022, by and among the Company, ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (as amended, the “Senior Indenture”), pursuant to which the Company issued its Senior Secured Convertible Notes due December 6, 2025 (the “Senior Convertible Notes”). The Senior Supplemental Indenture amends the Senior Indenture to, among other things, (i) make certain changes to the minimum EBITDA and minimum revenue financial covenants in the Senior Indenture, (ii) require mandatory redemption of the Senior Convertible Notes (as described below) and (iii) make certain other revisions as more fully set forth therein. Pursuant to the Senior Indenture, as amended, the Company shall redeem the Senior Convertible Notes in consecutive quarterly installments equal to $847,990 in the aggregate on January 1, April 1, July 1 and October 1 of each year, commencing October 1, 2024, until the earlier of the maturity date of the Senior Convertible Notes or the date the Senior Convertible Notes are no longer outstanding.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

While our significant accounting policies are also described in Note 2 - Summary of Significant Accounting Policies of our notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.”

Fair Value of Financial Instruments

Critical accounting estimates to our consolidated financial statements include the fair value of our convertible notes and the fair value of our earnout liability as well as one-time fair value measurements of the Series A Preferred Stock and Transaction Warrants issued in connection with our recent Financing Transaction. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Senior and Subordinated Convertible Notes

We account for our Senior Convertible Notes and Subordinated Convertible Notes at fair value on a recurring basis. Changes in fair value are recognized as non-operating gain or loss in the consolidated statements of operations (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable). The estimated fair value of our convertible notes is determined using a Monte Carlo Simulation method. We simulate the stock price using a Geometric Brownian Motion until maturity.  For each simulation path, we calculate the convertible bond value at maturity and then discount that back to the valuation date. Finally, the value of the convertible bond is determined by averaging the discounted cash flows of all the simulated paths. The significant assumptions used in the valuation include the risky yield (risk-adjusted discount rate) and volatility rate.

Earnout Liability

Our earnout liability is valued using a Monte-Carlo simulation in order to simulate the future path of our stock price over the earnout period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimate value. The significant assumptions used in the valuation include the Company’s stock price, volatility and the drift rate.

Fair value measurements related to Financing Transaction

During September and October 2023, the Noteholder Investors effectively invested an aggregate of $7.3 million of cash in the Company in exchange for 7,276 shares of Series A Preferred Stock, Transaction Warrants exercisable into an aggregate of 2,304,524 shares of Common Stock, and the repricing of the conversion feature of their Convertible Notes, while the other Investors contributed an aggregate of $3.2 million of cash to the Company in exchange for 3,150 shares of Series A Preferred Stock and Transaction Warrants exercisable into an aggregate of 3,150,000 shares of Common Stock. The one-time fair value measurements of the Series A Preferred Stock and Transaction Warrants in connection with the transaction were determined by the Company with assistance of a third-party valuation specialist and include Level 3 fair value inputs. The significant assumptions used related to the Series A Preferred Stock include a risky yield (risk-adjusted discount rate) of 42.0%, volatility rate of 65.0%, risk free rate of 5.0%, and an estimated exit date of April 2026. The assumptions used related to the Transaction Warrants include an asset price of $0.97, volatility rate of 65.0%, risk free rate of 4.5%, no dividends, and an expected term of 5.0 years.

Allowance for Credit Losses

We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), The provision sets forth a “current expected credit loss” model which requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the prior incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to accounts receivables. We adopted this standard as of January 1, 2023, with no impact. See also Note 2 to the audited consolidated financial statements for further discussion of our adoption of ASU 2016-13.

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

Interest rate risk

Our cash and cash equivalents and restricted cash as of December 31, 2023 consisted of $6.4 million and $0.7 million, respectively, held in bank accounts. We believe that we do not have any material exposure to changes in the fair value of these assets. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our consolidated cash flows or operating results.

Our Subordinated Convertible Notes bear variable interest rate at 8.5% on December 28, 2023 plus an additional 9% per annum. As a result, as interest rates increase, our interest expense increases. The interest on our Subordinated Convertible Notes is paid-in-kind quarterly; therefore, increasing interest rates result in increases in the outstanding balance of the Subordinated Convertible Notes.

Effects of Inflation

Inflation generally affects us by increasing our cost of raw materials, labor and research and development expenses. We do not believe inflation has had a material effect on our results of operations during the periods presented in this report.

Item 8. Financial Statements and Supplementary Data

PROSOMNUS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	77
Consolidated Statements of Operations for the Years Ended December 31, 2023 and December 31, 2022	78
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Years Ended December 31, 2023 and December 31, 2022	79
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and December 31, 2022	80
Notes to Consolidated Financial Statements	82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ProSomnus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProSomnus, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Portland, Maine

March 27, 2024

PCAOB ID Number 688

PROSOMNUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,363	$15,916
Restricted cash	700	—
Accounts receivable, net	3,839	2,843
Inventory	2,039	640
Prepaid expenses and other current assets	1,369	1,851
Total current assets	14,310	21,250
Property and equipment, net	3,358	2,404
Finance lease right-of-use assets	3,265	3,650
Operating lease right-of-use assets	5,069	5,633
Other assets	285	263
Total assets	$26,287	$33,200

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,047	$2,102
Accrued expenses and other current liabilities	6,756	3,706
Equipment financing obligation	57	59
Finance lease liabilities	1,052	1,009
Operating lease liabilities	304	215
Senior Convertible Notes at fair value, current portion	2,125	—
Total current liabilities	14,341	7,091
Equipment financing obligation, net of current portion	129	186
Finance lease liabilities, net of current portion	2,009	2,081
Operating lease liabilities, net of current portion	5,221	5,526
Senior Convertible Notes at fair value, net of current portion	12,152	13,651
Subordinated Convertible Notes at fair value	18,320	10,356
Earnout and warrant liability	716	14,802
Total liabilities	52,888	53,693

Commitments and contingencies
Redeemable convertible preferred stock:
Redeemable Convertible Series A Preferred Stock, $0.0001 par value, stated value $1,000; 25,000 shares designated at December 31, 2023; 9,436 shares issued and outstanding at December 31, 2023; liquidation preference of $14,154 at December 31, 2023; No shares authorized, issued or outstanding at December 31, 2022	11,555	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,475,000 and 1,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 150,000,000 and 100,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 17,388,599 and 16,041,464 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	196,731	190,299
Accumulated deficit	(234,889)	(210,794)
Total stockholders’ deficit	(38,156)	(20,493)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$26,287	$33,200

See accompanying notes to consolidated financial statements.

PROSOMNUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022
Revenue	$27,652	$19,393

Operating expenses:
Cost of revenue	13,641	9,127
Sales and marketing	13,085	8,865
General and administrative	15,230	9,895
Research and development	4,802	2,981
Total operating expenses	46,758	30,868

Net loss from operations	(19,106)	(11,475)

Other income (expense)
Interest expense, net	(5,382)	(6,120)
Change in fair value of earnout liability	12,190	9,260
Change in fair value of debt	1,328	553
Change in fair value of warrant liability	1,896	3,237
Loss on debt extinguishment	(10,450)	(2,598)
Other financing expense	(2,473)	—
Other expense, net	(2,098)	(2)
Total other income (expense), net	(4,989)	4,330

Net loss and comprehensive loss	$(24,095)	$(7,145)

Net loss per share attributable to Common Stockholders, basic and diluted	$(1.49)	$(0.71)

Weighted average shares of Common Stock, basic and diluted	16,177	10,022

See accompanying notes to consolidated financial statements.

PROSOMNUS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Total
	Series B		Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,288,333	$12,390	26,245	$26,245	24,566,386	$3	$150,426	$(203,649)	$(53,220)
Vesting of stock awards	—	—	—	—	854,507	—	2,157	—	2,157
Issuance of Series A Preferred - Convertible Bridge Notes	—	—	13,081	—	—	—	13,081	—	13,081
Issuance of Series A Preferred - ProSomnus Common Holders	—	—	5,945	—	—	—	—	—	—
Issuance of Series B Preferred - Stock for Warrants	161,112	—	—	—	—	—	580	—	580
Merger Recapitalization - Preferred	(7,449,445)	(12,390)	(45,271)	(26,245)	7,208,865	1	38,636	—	38,637
Merger Recapitalization - Common	—	—	—	—	(21,336,475)	(2)	—	—	(2)
Issuance of Common Stock - Services	—	—	—	—	716,223	—	7,159	—	7,159
Issuance costs - ProSomnus Inc.	—	—	—	—	—	—	(12,641)	—	(12,641)
Conversion of LAAA Founder Common Stock	—	—	—	—	1,054,390	—	—	—	—
Issuance of Common Stock - Lakeshore Public Stockholders	—	—	—	—	820,722	—	—	—	—
Issuance of Common Stock - PIPE Equity	—	—	—	—	1,830,133	—	10,250	—	10,250
Issuance of Common Stock - PIPE Debt SPA Shares	—	—	—	—	326,713	—	479	—	479
Assumption of SPAC Assets and Liabilities	—	—	—	—	—	—	2,242	—	2,242
Earn-out liability	—	—	—	—	—	—	(22,070)	—	(22,070)
Net loss	—	—	—	—	—	—	—	(7,145)	(7,145)
Balance as of December 31, 2022	—	—	—	—	16,041,464	2	190,299	(210,794)	(20,493)
Issuance of shares, net	—	—	—	—	16,166	—	136	—	136
Conversion of Subordinated Convertible Notes	—	—	—	—	230,494	—	920	—	920
Issuance of Series A Preferred Stock	—	—	10,426	12,767	—	—	—	—	—
Issuance of Common Stock warrants	—	—	—	—	—	—	3,057	—	3,057
Conversion of Series A Preferred Stock to Common Stock	—	—	(990)	(1,212)	990,000	—	1,212	—	1,212
Vesting of restricted stock units	—	—	—	—	192,500	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(82,025)	—	(70)	—	(70)
Stock-based compensation expense	—	—	—	—	—	—	1,177	—	1,177
Net loss	—	—	—	—	—	—	—	(24,095)	(24,095)
Balance as of December 31, 2023	—	$—	9,436	$11,555	17,388,599	$2	$196,731	$(234,889)	$(38,156)

See accompanying notes to consolidated financial statements.

PROSOMNUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,095)	$(7,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	978	424
Reduction of finance right-of-use asset	952	773
Reduction of operating right-of-use asset	291	207
Noncash interest	3,377	5,004
Amortization of debt financing costs	1,468	145
Allowance for credit losses	120	139
Stock-based compensation	1,177	2,157
Change in fair value of earnout liability	(12,190)	(9,260)
Change in fair value of debt	(1,328)	(553)
Change in fair value of warrant liability	(1,896)	(3,237)
Loss on debt extinguishment	10,450	2,598
Loss on financing transactions	2,473	—
Loss on disposal of property and equipment	117	—
Right-of-use asset impairment	273	—
Shares issued for services received, net	136	—
Other non-cash operating expense	124	2
Changes in operating assets and liabilities:
Accounts receivable	(1,116)	(883)
Inventory	(1,399)	(261)
Prepaid expenses and other current assets	482	(1,745)
Other assets	(22)	(108)
Accounts payable	974	1,146
Accrued expenses and other current liabilities	2,743	517
Operating lease liabilities	(216)	(159)
Net cash used in operating activities	(16,127)	(10,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,467)	(1,354)
Net cash used in investing activities	(1,467)	(1,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from PIPE Equity Financing	—	9,450
Proceeds from SPAC Trust	—	4,921
Issuance costs paid in closings	—	(8,243)
Proceeds from Issuance of Convertible Notes	—	27,452
Proceeds from line of credit	—	24,362
Repayments of line of credit	—	(24,950)
Proceeds from issuance of subordinated notes	—	375
Repayments of subordinated notes	—	(75)
Principal payments on finance lease obligations	(1,303)	(1,222)
Principal payments on equipment financing obligation	(59)	(56)
Proceeds from issuance of Series A Preferred Stock and warrants	10,426	—
Repayments of subordinated loan and security agreement	—	(10,652)
Proceeds from issuance of unsecured subordinated promissory notes	—	5,261
Payment of debt financing costs	(253)	—
Repayments of unsecured subordinated promissory notes	—	(614)
Taxes paid related to net share settlement of equity awards	(70)	—
Net cash provided by financing activities	8,741	26,009
Net change in cash, cash equivalents, and restricted cash	(8,853)	14,416
Cash, cash equivalents, and restricted cash at beginning of year	15,916	1,500
Cash, cash equivalents, and restricted cash at end of year	$7,063	$15,916

See accompanying notes to consolidated financial statements.

PROSOMNUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,602	$1,189

Supplemental disclosure of noncash investing and financing activities:
ROU assets obtained in exchange for finance lease obligations	$1,274	$2,234
ROU assets obtained in exchange for operating lease obligations	$—	$5,436
Addition of ROU assets from finance lease modification	$—	$239
Conversion of Subordinated Convertible Notes to Common Stock	$920	$—
Conversion of Series A Preferred Stock to Common Stock	$1,212	$—
Conversion of Bridge Notes into Equity	$—	$13,081
Issuance of stock for repayment of Subordinated Loan and Security agreement and Bridge Loan (secured subordinated loan)	$—	$800
Issuance of Subordinated Convertible Notes for repayment of Subordinated Loan and Security agreement and Bridge Loan (secured subordinated loan)	$—	$2,548
Issuance of Common stock warrants in connection with Senior and Subordinated Convertible Notes	$—	$1,992
Issuance of Common stock in exchange for investment banking services	$—	$7,159

See accompanying notes to consolidated financial statements.

PROSOMNUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared on the accrual basis of accounting in accordance with principles generally accepted in the United States of America (“U.S. GAAP”).

Certain prior year balances have been reclassified in order to conform to the current period presentation. These reclassifications had no impact on the Company's previously reported statement of financial condition, operating results or cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The Company has incurred recurring losses from operations and recurring negative cash flows from operating activities. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future.

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management’s Plans Related to Going Concern

The Company’s ability to continue as a going concern depends on its ability to execute on its plans to achieve revenue growth forecast, control operating costs, and obtain additional financing. The Company has developed a cash flow breakeven plan pursuant to which the Company expects to maintain positive cash balances and compliance with its debt covenants and commitments.  The Company has commenced the implementation of its plan and believes the plan, when fully implemented as planned, will mitigate the liquidity risks identified. However, the Company’s operating plan may change as a result of many factors currently unknown and there can be no assurance that the current operating plan or cash flow break-even plan will be achieved in the time frame anticipated by the Company.

Based on current level of expenditures and future cash flow projections, the Company believes having $6.4 million in unrestricted cash and cash equivalents will not be sufficient for the Company to continue operations as a going concern for at least one year from the issuance date of these consolidated financial statements. Additionally, the indentures governing our Convertible Notes contain monthly and quarterly financial covenants. Failure to comply with the covenants or obtain a waiver and extension from the holders of each series of our Convertible Notes could result in an event of default under each of the indentures governing our Convertible Notes and result in an acceleration of the Convertible Notes. The Company believes these factors raise substantial doubt about its ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Though macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn present additional uncertainty, the Company continues to use the best information available to form its critical accounting estimates. Actual results could differ from these estimates, and such differences could materially affect the results of operations reported in future periods. The Company’s significant estimates in these consolidated financial statements relate to the fair values, and the underlying assumptions used to formulate such fair values, of its Series A Preferred Stock, Convertible Notes, earn-out liability, and warrants. Estimates also include the provision for credit losses, warranty and earned discount accruals, measurements of tax assets and liabilities and stock-based compensation.

Concentrations, Credit Risk and Market Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable and cash.

The Company sells its products to customers primarily in North America and Europe. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. No customers exceeded more than 10% of the Company’s revenue or accounts receivables as of and for the years ended December 31, 2023 and 2022.

The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2023 and 2022, the Company had $6.8 million and $15.7 million in excess of the FDIC insured limit, respectively. The Company’s investment policy, which is predicated on capital preservation and liquidity, limits investments to instruments denominated and payable in US dollars. The Company believes its credit risk is mitigated due to the high quality of the banks in which it places its deposits. Historically, the Company has not experienced significant credit losses from financial instruments.

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

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. The carrying value of the Company’s equipment financing obligation is considered to approximate its fair value because the interest rate is comparable to current rates for financing available to the Company. Under the fair value option as prescribed by FASB Accounting Standards Codification (“ASC”) 825, Financial Instruments, The Company has elected to record the Company’s convertible debt instruments at fair value. The Company’s earnout and warrant liabilities are presented at fair value on the consolidated balance sheets.

The following tables provide a summary of the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Convertible Notes	$14,277	$—	$—	$14,277
Subordinated Convertible Notes	18,320	—	—	18,320
Earnout liability	620	—	—	620
Warrant liability	96	—	—	96

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Senior Convertible Notes	$13,651	$—	$—	$13,651
Subordinated Convertible Notes	10,356	—	—	10,356
Earnout liability	12,810	—	—	12,810
Warrant liability	1,992	—	—	1,992

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At December 31, 2023 and 2022, the Company had no cash equivalents.

Restricted Cash

The Company’s restricted cash as of December 31, 2023 of $0.7 million consisted of a letter of credit on hand with the Company's financial institution as collateral for an office lease.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. The Company has not historically assessed finance charges on past due accounts, but retains the right to do so. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of trade receivable balance based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The allowance for credit losses amounted to $0.2 million as of both December 31, 2023 and 2022. Accounts receivable are primarily from customers located in North America and Europe.

Inventory

Inventory is recorded at the lower of cost or net realizable value under the first-in, first-out method of accounting. Inventories primarily consist of purchased materials. The Company regularly reviews whether the net realizable value of its inventory is lower than its carrying value. If the valuation shows that the net realizable value is lower than the carrying value, the Company takes a charge to cost of revenue and directly reduces the carrying value of the inventory. Indicators that could result in inventory write-downs include damaged or slow-moving materials and supplies.

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

Maintenance and repairs are charged to operations as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily include property and equipment and finance and operating right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or the fair value less costs to sell. During 2023, the Company moved to its new headquarters and principal manufacturing facility. Upon moving, the Company expensed a total of $0.3 million relating to the carrying value of the remaining leasehold improvements and amounts due under the remaining lease term of the previous facility. The right-of-use asset and leasehold improvements charge was recorded in other expense, net in the consolidated statements of operations. There were no impairments of long-lived assets for the year ended December 31, 2022.

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

At the lease commencement date, the Company recognizes a right-of-use (“ROU”) asset and a lease liability for all leases, except short term leases with an original term of twelve months or less. The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The ROU asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All ROU assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term as the underlying leases for operating leases and the implied rate in the lease agreement for finance leases.

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

Senior and Subordinated Convertible Notes

The Company accounts for its Senior Convertible Notes and Subordinated Convertible Notes (as defined below and collectively the “Convertible Notes”), as derivatives in accordance with, ASC 815, Derivatives and Hedging, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and remeasured at each subsequent reporting period, and recorded within Convertible Notes, net on the accompanying consolidated balance sheets and changes in fair value recorded in other expense within the consolidated statements of operations. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

The Company has analyzed the redemption, conversion, settlement, and other derivative instrument features of its Convertible Notes.

●	The Company identified that the (i) redemption features, (ii) Lender’s Optional Conversion feature, (iii) Lender’s Optional Conversion Upon Merger Event feature and (iv) Additional interest rate upon certain events feature meet the definition of a derivative. The Company analyzed the scope exception for all the above features under ASC 815-10-15-74(a).
●	Based on the further analysis, the Company identified that the (i) Lender’s Optional Conversion feature, (ii) Lender’s Optional Conversion Upon Merger Event feature and (iii) Additional interest rate upon certain events feature, do not meet the settlement criteria to be considered indexed to equity. The Company concluded that each of these features should be classified as a derivative liability measured at fair value with the changes in Fair Value in the consolidated statements of operations.
●	The Company also identified that the redemption features are settled in cash and do not meet the indexed to equity and the equity classification scope exception, thus, they must be bifurcated from the convertible notes and accounted for separately at fair value on a recurring basis reflecting the changes in Fair Value in the consolidated statements of operations.

The Company determined the Notes contained multiple embedded derivatives that are required to be bifurcated, two of which are conversion features.

As per ASC 815, the fair value election is allowable provided the debt was not issued at a substantial premium. The Company concluded that the Convertible Notes were not issued at a premium and hence the Company elected the fair value option under ASC 815-15-25. The Company elected to record changes in fair value through the consolidated statements of operations as a fair value adjustment of the convertible debt at each reporting period (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable). The Company has elected to separately present interest expense related to the Convertible Notes within the consolidated statements of operations. Thus, the multiple embedded derivatives do not need to be separately bifurcated and fair valued. The Convertible Notes are reflected at their respective fair values on the consolidated balance sheets.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in  ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock , par value $0.0001 (“Common Stock”), among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and then remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as other income or expense in the consolidated statements of operations.

Warranty

The Company offers an assurance-type warranty guaranteeing the fit and finish of its intraoral devices for three years from the date of initial sale. The accrual for warranty claims totaled $0.5 million and $0.3 million at December 31, 2023 and 2022, respectively, and these amounts are recorded in accrued expenses on the consolidated balance sheets. The Company recognized the related warranty cost as a reduction in revenue.

Revenue Recognition

The Company creates customized precision milled intraoral medical devices and recognizes revenue upon meeting the following criteria:

●	Identifying the contract with a customer: Customers submit an order in the form of a prescription and oral scan to the Company.
●	Identifying the performance obligations within the contract: The sole performance obligation is the delivery of a completed customized intraoral device.
●	Determining the transaction price: Prices are determined by standardized pricing sheets and adjusted for discounts, allowances, and remakes.
●	Allocating the transaction price to the performance obligations: The full transaction price is allocated to the completed intraoral device as it is the only element in the transaction.
●	Recognizing revenue as the performance obligation is satisfied: revenue is recognized upon transfer of control which occurs upon shipment of the product.

The Company does not require collateral or any other form of security from customers. Inbound shipping and handling costs related to sales are billed to customers. The Company charges for inbound shipping/handling and the costs are classified as Cost of Revenue. Outbound shipping costs are not billed to customers and are included in sales and marketing expenses. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Standalone selling price for the various intraoral device models are determined using the Company’s standard pricing sheet. The Company invoices customers upon shipment of the product and invoices are due within 30 days. Amounts that have been invoiced are recorded in accounts receivable and revenue as all revenue recognition criteria have been met. The Company does not have a financing component related to its revenue arrangements.

The Company utilizes the practical expedient which permits expensing of costs to obtain a contract when the expected amortization period is one year or less. Accordingly, the Company expenses employee sales commissions when incurred as the period over which the sales commission asset that would have been recognized is less than one year.

Cost of Revenue

Cost of revenue consists primarily of materials and the costs related to the production of the intra-oral device, including employee compensation, other employee-related expenses and manufacturing overhead costs.

Research and Development

Research and development costs are charged to operating expense as incurred.

Advertising

Advertising costs are expensed as incurred and totaled $0.1 million for both the years ended December 31, 2023 and 2022.

Stock-Based Compensation

The Company measures stock-based awards, including stock options and restricted stock units (RSUs) granted to employees, directors, and non-employee service providers based on the estimated fair values of the awards on the date of the grant. Stock-based compensation expense for awards with service-based vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of such awards, as a component of operating expenses within the consolidated statements of operations. For awards that include performance conditions stock-based compensation expense is recognized on a graded vesting basis over the requisite service period. Compensation expense is not recognized until the performance condition becomes probable. The Company accounts for forfeitures related to awards as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s Common Stock, and an assumed risk-free interest rate. As a result, if the Company revises its assumptions and estimates, the Company’s stock-based compensation expense could change.

The grant date fair value of RSUs is measured as the fair value per share of the Company’s Common Stock on the date of grant.

Income Taxes

The Company accounts for income taxes under an asset and liability methodology. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes as well as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

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

Recently adopted accounting pronouncements

During June 2016, the FASB issued ASU  2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) which significantly changed how entities measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in ASU 2016-13 are accounts receivable. The Company adopted ASU 2016-13 effective January 1, 2023. The impact of the adoption was not considered material to the consolidated financial statements and primarily resulted in new and enhanced disclosures only.

During August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The Company adopted ASU 2020-06 effective January 1, 2023, which eliminated the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements not Yet Adopted

During June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is effective for years beginning after December 15, 2023, though early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements and related disclosures.

During October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The FASB issued the standard to introduce changes to US GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of the standard are contingent when the SEC removes the related disclosure provisions from Regulation S-X and S-K. The Company does not expect the provisions of the standard to have a material impact on the Company's consolidated financial statements and related disclosures.

During November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. The new FASB guidance requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The FASB issued the new guidance primarily to provide financial statements users with more disaggregated expense information about a public entity’s reportable segments. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The guidance is effective for the Company’s 2024 Form 10-K. The ASU should be adopted retrospectively unless it is impracticable to do so. Upon adoption, a public entity will adopt the ASU as of the beginning of the earliest period presented. However, the significant segment expense categories are based on those identified in the current period of adoption, regardless of how expenses may have been reported to the CODM in the prior periods. Entities with a single reportable segment are required to provide all disclosures mandated by the ASU and all existing segment disclosures in ASU Topic 280 Segment Reporting. The Company is currently evaluating the impact of adoption on the Company’s consolidated financial statements and its related disclosures.

During December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company does not believe this guidance will have a material impact on the Company's consolidated financial statements.

NOTE 3 — MERGER AND REVERSE RECAPITALIZATION

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

Simultaneous with the closing of the Business Combination, the Company also completed a series of private financings, issuing and selling 1,025,000 shares of its Common Stock in a private placement to certain PIPE investors (the “Equity PIPE Offering”), entering into non-redemption agreements with holders of an aggregate of approximately 0.5 million public shares of Common Stock of Lakeshore, and issuing an aggregate of $17.0 million principal value Senior secured Convertible Notes and an aggregate of $17.5 million principal value Subordinated secured Convertible Notes to certain investors pursuant to previously announced Senior Securities Purchase Agreement and Subordinated Securities Purchase Agreement, each dated August 26, 2022. Pursuant to the terms of the Merger Agreement, the total consideration for the Business Combination and related transactions (the “Merger Consideration”) was approximately $113.0 million. In connection with the Special Meeting, holders of 2,380,246 shares of Lakeshore ordinary shares sold in its initial public offering exercised their right to redeem those shares for cash prior to the redemption deadline of November 30, at a price of $10.24 per share, for an aggregate payment from Lakeshore’s trust account of approximately $24.4 million.

As a result of the Reincorporation Merger and the Business Combination, holders of Lakeshore ordinary shares automatically received Common Stock of the Company, and holders of Lakeshore warrants automatically received warrants of the Company with substantively identical terms. At the Closing of the Business Combination, 1,054,390 ordinary shares of Lakeshore owned by the Sponsor, (“founder shares”), automatically converted into an equal number of shares of the Company Common Stock, and 196,256 Private Placement Warrants held by the Sponsor, each exercisable for one ordinary share of Lakeshore at $11.50 per share, automatically converted into warrants to purchase one share of Surviving Pubco Common Stock at $11.50 per share with substantively identical terms. An aggregate of 4,597,180 warrants were issued to holders of Lakeshore founder shares, and private and public warrant holders, as a result of the Business Combination, see Note 9 – Common Stock Warrants.

Additionally, Legacy ProSomnus stockholders (other than holders of ProSomnus Subordinated Debt) are entitled to receive up to 3.0 million Earn-out shares in three tranches:

●	the first tranche of 1,000,000 Earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $12.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing;

●	the second tranche of 1,000,000 Earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $15.00 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing; and

●	the third tranche of 1,000,000 Earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $17.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing.

The Earn-out shares will be allocated among Legacy ProSomnus’s stockholders in proportion to the number of shares issued to them at the closing that continue to be held by them.

Concurrently with the execution of the Merger Agreement, in May and September 2022, the Company and certain holders of the Bridge Loans executed a conversion addendum. Upon notice of the Business Combination Agreement, the holders of the Bridge Loans had up to 10 days to elect to convert into Series A Redeemable Convertible Preferred Stock. Immediately prior to the closing of the Business Combination, the Bridge Loans automatically converted into the number of Series A Redeemable Convertible Preferred Stock as equal to the repayment amount of the Bridge Loans divided by the Conversion Price. The Conversion Price is defined as the quotient of the aggregate consideration to be paid to all holders of the Series A Redeemable Convertible Preferred Stock divided by the outstanding number of Series A Redeemable Convertible Preferred Stock, including the shares into which the Bridge Loans convert. Holders of Bridge Loans totaling $2.6 million elected to convert, immediately prior to the Acquisition Merger. The remaining $0.1 million principal amount of the Bridge Loan and accrued and unpaid interest thereon was paid in cash at closing of the Acquisition Merger. In addition, the indebtedness arising under ProSomnus’s loan agreement dated August 9, 2019, by and among ProSomnus Sleep Technologies, Inc. and the lenders signatory thereto, in the aggregate principal amount of $6.5 million (collectively with the Bridge Loan, the “ProSomnus Subordinated Debt”), also converted into shares of ProSomnus Common Stock immediately prior to the Acquisition Merger.

On June 29, 2022, Legacy ProSomnus entered into the Second Amendment and Loan Security Agreement (“Second Amendment”) to the subordinated loan and security agreement effective in April 2021. The Second Amendment established a convertible bridge loan advance of up to $2.0 million to ProSomnus from the lender (“Convertible Bridge Loan Advance”). The interest rate of the Convertible Bridge Loan Advance was 14% and the maturity date was the earlier of the date of the bridge loan conversion event or June 29, 2023. The bridge loan conversion event was the termination of the Merger Agreement or the occurrence of any event that would result in the termination of the Merger Agreement as defined in the Merger Agreement. If the bridge loan conversion had not occurred, and the Convertible Bridge Loan Advance was not repaid in full on the maturity date, the default interest would bear additional 6.0% per annum. Interest was to be paid in arrears at December 29, 2022 and at the maturity date. Prepayment of the Convertible Bridge Loan Advance was permitted in increments of $0.1 million at any time, and the prepayment requires the payment of all accrued and unpaid interest as well as a prepayment premium. The prepayment premium was the incremental amount of interest that would have been paid for the term of the convertible bridge advance and had not yet been paid. ProSomnus had received $2.0 million from the Convertible Bridge Loan Advance as of November 30, 2022.

On December 2, 2022, the Company entered into a Securities Exchange Agreement with holders of the Subordinated Loan and Security agreement and the holders of Convertible Bridge Loan Advance. The Company also executed a payment arrangement with other debt holders on December 6, 2022. The Company agreed to the following key terms and conditions with the holders under these arrangements.

-	The Company agreed to exchange an aggregate of $0.8 million of existing debt for Common Stock. An aggregate of 80,000 shares were issued for such debt, along with a bonus of 65,604 shares under this arrangement.
-	The Company executed on the Subordinated Securities Purchase Agreement dated August 26, 2022, to issue subordinated notes worth $2.5 million pursuant to the terms and conditions of such agreement with the holders. The Company issued 42,464 shares of Common Stock and warrants to purchase 296,456 shares of Common Stock along with this note.
-	The Company paid off the remaining balance of $9.7 million of the Subordinated Loan and Security Agreement in cash on close of the Merger Transaction.

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

Immediately prior to the closing of the Business Combination, the following transactions occurred:

Legacy ProSomnus Series B Convertible Preferred Stock

●	2020 Preferred Series B warrant holders and 2021 Preferred Series B warrant holders exercised their 322,223 warrants, by way of cashless exercise, for 161,112 of Legacy ProSomnus’s Series B convertible preferred stock.

Legacy ProSomnus Series A Redeemable Convertible Preferred Stock

●	The Subordinated Notes automatically converted into the number of Series A Redeemable Convertible Preferred Stock as equal to the repayment amount of the Bridge Loans divided by the Conversion Price. The Company had issued 10,029 shares of Series A Redeemable Convertible Preferred Stock, which was converted into 1,002,869 shares of Common Stock on the date of the Merger Transaction based on proceeds of $10.0 million;
●	Holders of Bridge Loan (Unsecured Subordinated Promissory Notes) elected to convert into Series A Redeemable Preferred Stock. The aggregate amount due, including interest and Bridge Loan Kickers, was $3.1 million, amounting to 3,052 shares of Series A Redeemable Convertible Preferred Stock, this was converted into 305,206 shares of Common Stock; and
●	Certain Legacy ProSomnus holders received an aggregate of 5,945 shares of Series A Redeemable Convertible Preferred Stock.

Legacy ProSomnus Common Stock

●	Options to purchase 600,000 shares of Common C stock immediately vested prior to the closing of Business Combination. (An additional 254,507 vested as per their vesting schedule, prior to consummation of the Business Combination).

At the Closing, each issued share of Legacy ProSomnus outstanding immediately prior to the closing, was automatically converted into the right to receive shares of the Company’s Common Stock, at a purchase price of $10.00 as defined in the Merger Agreement.

The Company issued an aggregate of 7,208,865 shares of Common Stock for Legacy ProSomnus Preferred stock as below:

●	All 7,288,333 shares of Legacy ProSomnus’s outstanding Series B convertible preferred stock and the additional 161,112 Preferred B shares from warrant exercise, totaling 7,449,445 shares; were converted into 2,623,800 shares and 58,000 shares of ProSomnus’s Common Stock, respectively; and
●	All 45,270 shares of Legacy ProSomnus Series A Redeemable Convertible Preferred Stock were converted into 4,527,065 shares of ProSomnus’s Common Stock.

All 25,420,893 shares of Legacy ProSomnus’s Series A Common Stock, Series B Common Stock and Series C Common Stock were converted into 4,084,418 shares of ProSomnus’s Common Stock.

Immediately prior to the Closing of the Business Combination, the Company issued and sold 1,025,000 shares of Common Stock (the “PIPE – Equity Shares”) to the PIPE Investors for gross proceeds of $10.3 million The PIPE – Equity Shares investors also received an additional 805,133 bonus shares; total issuance to PIPE – Equity investors was 1,830,133 shares of the Company.

Non-redeeming shareholders of Lakeshore retained an aggregate of 480,637 shares, and the non-redeeming shareholders that entered into agreements with Lakeshore and ProSomnus to not redeem received an aggregate of 340,085 bonus shares; total issuance to these Lakeshore stockholders was 820,722 shares of the Company.

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

●Underwriters, advisors and convertible notes placement agents totally forfeited $1.6 million of compensation in exchange of new issuance of 164,010 shares as a source of bonus shares, to be issued to non-redeeming shareholders that entered into agreements with Lakeshore and ProSomnus to not redeem and new PIPE investors.
●The Company issued an additional 407,173 of Common Stock for distribution of bonus shares.

In connection with agreements with certain Underwriters, Advisors and Convertible notes placement agents, the Company issued an aggregate of 716,223 shares of Company’s Common Stock in lieu of cash fees of $7.2 million, net of forfeited compensation, at the close of the Merger Transaction.

In connection with the Senior and Subordinated Convertible Notes, the Company issued to the holders of Convertible Notes, warrants to purchase an aggregate of 1,914,907 shares of the Company’s Common Stock at an exercise price of $11.50 per share, and issued an aggregate of 326,713 shares of the Company’s Common Stock.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. This determination was primarily based on Legacy ProSomnus stockholders comprising a relative majority of the voting power of ProSomnus and having the ability to nominate the members of the Board, Legacy ProSomnus’s operations prior to the acquisition comprising the only ongoing operations of ProSomnus, and Legacy ProSomnus’s senior management comprising a majority of the senior management of ProSomnus. Under this method of accounting, while the legal acquirer in the Merger Agreement is Lakeshore, for financial accounting and reporting purposes under U.S. GAAP, ProSomnus is the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of ProSomnus Inc. in many respects. Accordingly, for accounting purposes, the financial statements of ProSomnus Inc. represent a continuation of the financial statements of ProSomnus Inc. with the Business Combination treated as the equivalent of ProSomnus Inc. issuing stock for the net assets of Lakeshore, accompanied by a recapitalization. The net assets of Lakeshore were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of ProSomnus Inc.

In connection with the Merger, the Company raised $45.2 million of proceeds including the contribution of $4.9 million of cash held in Lakeshore’s trust account from its initial public offering, net of redemptions of Lakeshore’s public stockholders of $24.4 million; $10.3 million of gross proceeds in connection with the PIPE Equity financing and $30.0 million in gross proceeds from the Convertible Notes (Senior and Subordinated Convertible Notes) offering. These proceeds were used to pay transaction expenses and other liabilities of Lakeshore, pay certain transaction expenses of ProSomnus, and pay off approximately $11.5 million in debt of ProSomnus at closing, with the remaining being deposited in ProSomnus’ cash account.

NOTE 4 — INVENTORY

Inventory consisted of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$1,967	$562
Work-in-process	72	78
	$2,039	$640

The Company did not have any excess or obsolete inventory reserves as of December 31, 2023 and 2022.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Manufacturing equipment	$4,042	$2,517
Computers and software	1,200	1,608
Leasehold improvements	846	442
Furniture	—	27
	6,088	4,594
Less: accumulated depreciation	(2,730)	(2,190)
Property and equipment, net	$3,358	$2,404

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $1.0 million and $0.4 million, respectively.

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Compensation related accruals	$3,387	$2,104
Marketing programs	934	612
Interest	382	110
Warranty	465	269
Professional fees	632	129
Inventory purchases and freight	613	—
Other	343	482
	$6,756	$3,706

NOTE 7 —LEASES

On May 17, 2022, the Company signed a ten-year lease for the Company’s corporate headquarters. The lease commenced on December 15, 2022 and resulted in the recognition of $5.4 million of operating ROU asset and lease liability. The monthly payment is approximately $0.1 million and is subject to stated annual escalations. The Company received five (5) months free rent.

The Company provided a $0.3 million security deposit, which is recorded in other assets on the accompanying consolidated balance sheets. The Company's largest investor initially guaranteed $1.7 million for the lease agreement, followed by a rolling one-year guarantee. The Company replaced the guarantee with a letter of credit of $0.7 million secured by a certificate of a deposit for the same amount that is recorded as restricted cash on the accompanying consolidated balance sheet as of December 31, 2023. On February 28, 2023, the Company vacated its previous corporate office premises with a remaining lease term of approximately ten months. Since there was no new cash inflow generated or expected from the sale or sublease of property and leasehold improvements at the location, the Company recorded an impairment loss on the ROU operating lease assets and leasehold improvements of $0.3 million and $0.1 million, respectively. The Company also accrued liabilities of $0.1 million in anticipation of expected common area maintenance payments on the remainder of the lease. The impairment loss and the accrued expenses are reflected as other expense in the consolidated statements of operations.

The Company’s finance leases primarily consist of various machinery, equipment, computer-related equipment, and software used in the manufacture of its product. The Company’s finance leases have remaining terms from less than one year to five years.

The components of the Company’s lease cost, weighted average lease terms and discount rates are presented in the tables below (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2023	2022
Operating lease expense:
Operating lease cost	$955	$325
Finance lease expense:
Amortization of assets obtained under finance leases	952	773
Interest on lease liabilities	321	289
Variable lease expense	102	—
Total expense	$2,330	$1,387

	As of December 31,
Operating leases:	2023	2022
Weighted average remaining lease term (in years)	9.0	9.6
Weighted average discount rate	10.00%	10.31%
Finance leases:
Weighted average remaining lease term (in years)	3.0	3.5
Weighted average discount rate	10.21%	11.17%

	Years Ended December 31,
	2023	2022
Supplemental cash flow information related to operating leases was as follows (in thousands):
Operating cash flows from operating leases	$558	$159
Operating cash flows from finance leases	327	773

ROU assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Manufacturing equipment	$5,237	$4,674
Computers and software	700	700
Leasehold improvements	218	218
Total	6,155	5,592
Less accumulated amortization	(2,890)	(1,942)
ROU assets for finance leases	3,265	3,650
ROU assets for operating leases	5,069	5,633
Total ROU assets	$8,334	$9,283

At December 31, 2023, the following table presents maturities of the Company’s finance and operating lease liabilities (in thousands):

Year ending December 31,	Finance	Operating
2024	$1,299	$836
2025	1,098	861
2026	794	887
2027	304	914
2028	47	941
Thereafter	—	4,056
Total minimum lease payments	3,542	8,495
Less amount representing interest	(481)	(2,970)
Present value of minimum lease payments	3,061	5,525
Less current portion	(1,052)	(304)
Lease obligations, less current portion	$2,009	$5,221

NOTE 8 — DEBT

Equipment Financing Obligation

At December 31, 2023, the Company’s future principal maturities under the equipment financing obligation are summarized as follows (in thousands):

Year ending December 31,	Amount
2024	$57
2025	64
2026	65
Total principal maturities	186
Less: current portion	(57)
Equipment financing obligation, net of current portion	$129

Convertible Debt Agreements

Senior Convertible Notes

On December 6, 2022, the Company entered into the Indenture for Senior Secured Convertible Notes due December 6, 2025, dated December 6, 2022 by and among the Company, ProSomnus Holdings and ProSomnus Sleep Technologies, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (as amended, the “Senior Indenture”), and issued Senior Secured Convertible Notes, due December 6, 2025 (the “Existing Senior Convertible Notes”), with an aggregate principal amount of $17.0 million, pursuant to the senior securities purchase agreement, dated August 26, 2022. In connection with the closing of the offering of the Existing Senior Convertible Notes, the Company issued 36,469 shares of Common Stock and 169,597 warrants (the “Existing Senior Convertible Notes Warrants”) to purchase Common Stock. The Existing Senior Convertible Notes Warrants entitle the note holders to purchase shares of Common Stock, subject to adjustment, at a purchase price per share of $11.50. The debt bears interest at 9% per annum. Interest is payable in cash quarterly.

On June 29, 2023, the Company entered into the First Supplemental Indenture, dated as of June 29, 2023, by and among the Company, ProSomnus Holdings and ProSomnus Sleep Technologies, as guarantors, and Wilmington Trust, National Association (the “First Senior Supplemental Indenture”). The First Senior Supplemental Indenture, among other things, (i) effects certain changes to the minimum EBITDA and minimum revenue financial covenants (ii) requires mandatory redemption of the Existing Senior Convertible Notes in consecutive quarterly installments equal to $0.8 million in the aggregate on January 1, April 1, July 1 and October 1 of each year, commencing October 1, 2024, until the earlier of the maturity date of the Existing Senior Convertible Notes or the date the Existing Senior Convertible Notes are no longer outstanding, and (iii) corrects an error in the definition of Conversion Rate.

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

Subordinated Convertible Notes

On December 6, 2022, the Company entered into that certain Indenture for Subordinated Secured Convertible Notes due April 6, 2026, dated December 6, 2022 by and among the Company, ProSomnus Holdings and ProSomnus Sleep Technologies, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (as amended, the “Subordinated Indenture”), and issued the Subordinated Secured Convertible Notes due April 6, 2026 (“Existing Subordinated Convertible Notes” and, together with the Existing Senior Convertible Notes, the “Existing Convertible Notes”), with an aggregate principal amount of approximately $17.5 million, pursuant to the previously disclosed Subordinated Securities Purchase Agreement, dated August 26, 2022. In connection with the closing of the offering, the Company issued 290,244 shares of Common Stock and 1,745,310 warrants (“Subordinated Convertible Notes Warrants” and, together with the Senior Convertible Notes Warrants, the “Convertible Notes Warrants”) to purchase Common Stock to certain Convertible Debt holders. The debt has an interest rate of Prime Rate plus an additional 9% per annum with a term of 3 years. Interest is due quarterly in cash or in kind at the option of the Company.

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

On June 6, 2023, in accordance with the Subordinated Indenture, the conversion rate of the Subordinated Convertible Notes increased from approximately 86.95665 shares of common stock per $1,000 of the sum of the principal amount of the Subordinated Convertible Notes to approximately 192.3808 shares of common stock per $1,000 of the sum of the principal amount of the Subordinated Convertible Notes.

On September 8, 2023, the Company issued 230,494 shares of Common Stock in connection with a notice of conversion from a holder of the Company’s Subordinated Convertible Notes, pursuant to which such holder irrevocably exercised its right to convert $1.0 million principal amount. The Company recorded the fair value of the principal amount and accrued interest converted of $0.9 million as Common Stock and additional paid-in capital.

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

On December 6, 2023, in accordance with the Subordinated Indenture, the conversion rate of the Subordinated Convertible Notes increased from approximately 192.3808 shares of common stock per $1,000 of the sum of the principal amount of the Subordinated Convertible Notes to approximately 222.22222 shares of common stock per $1,000 of the sum of the principal amount of the Subordinated Convertible Notes.

The Convertible Notes include the following embedded features:

Embedded Feature	Nature	Description
Optional redemption – Election of Company	Redemption feature (embedded call option)

At any time after the later of (i) the eighteen-month anniversary of the initial issue date and (ii) the date that the Senior Debt is no longer outstanding, if the daily volume weighted-average price of the Company’s Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days exceeds $18.00, the Company may redeem a portion of or all of the principal amount (including accrued and unpaid interest), plus any liquidated damages and any other amounts due in respect of the Notes redeemable in cash.

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

At each Lenders’ option, subject to specific conditions, it may convert all or any portion of its Notes at an initial conversion rate, which is reduced (and only reduced) at various dates and subject to certain adjustments to the conversion rate in the case of specified events. If a note is converted, the Company will adjust the conversion rate to account for any accrued and unpaid interest on such note plus any Make-Whole Amount related to such note.

Lenders’ Optional Conversion Upon Merger Event	Other feature

Upon a merger event, Note holders of each $1,000 principal amount of Notes are entitled to convert such notes plus accrued interest, plus the Make-Whole Amount related to the in kind and amount of reference property that a holder of a number of shares of Common Stock equal to the conversion rate in effect immediately prior to such event would have owned or been entitled to receive upon such event.

Additional interest rate upon certain non-credit related events	Other feature	Upon an event of default, additional interest will be incurred. Additional interest will also be incurred if the Notes are not freely tradeable.
Ability to pay interest in kind (PIK Interest)*	Other feature	The Company has the election to pay interest in cash or in-kind.

*The PIK interest feature is only present in the Subordinated Convertible Note, and not available in the Senior Convertible Notes.

The Company assessed the embedded features within these Convertible Note and determined the following:

o	the Optional Redemption feature (1), the Mandatory redemption feature (2) and the Lender’s Optional redemption feature (3) met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. Further, the redemption features are settled in cash and would therefore not meet the indexed to equity and equity classification scope exception. Thus, these redemption features were concluded to be embedded derivatives that should be bifurcated from the loan and accounted for separately at fair value on a recurring basis.

o	The Lender’s Optional Conversion feature (4) and the Lender’s Optional Conversion Upon Merger (5) event features also met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. The economic characteristics of the Lender’s Optional Conversion feature (4) and the Make Whole premium on Lenders’ Optional Conversion Upon Merger Event (5) were based on fair value of the underlying shares. The settlement amount of the interest make-whole is not indexed to the issuer’s equity but is based on stated interest cash flows. The Lenders Optional Conversion Upon Merger event feature is contingent on merger event. This exercise contingency is allowable as it is not based on market or an observable index. The Company noted that features (4) and (5) did not meet the indexed to equity and equity classification scope exception. Therefore, these conversion features were concluded to be embedded derivatives that should be bifurcated from the loan and accounted for separately at fair value on a recurring basis through the consolidated statements of operations.
o	The additional interest rate upon certain non-credit related events (6) are triggered based on timely filing of financial information and the tradability of the Notes, these are not related to the economic characteristics of debt. Therefore, this feature is not clearly and closely related to the debt host. The additional interest payment is settled in cash and hence did not meet the derivative scope exception. However, since the probability of the Convertibles Notes being freely tradeable or Company’s failure to timely file is estimated to be less than 5%, the Company concluded that the fair value of this feature is not material. Thus, even though this additional interest feature was concluded to be an embedded derivatives, it was not fair valued separately.
o	The ability to pay PIK interest feature is clearly and closely related to the debt, and was not be evaluated separately as a derivative feature.

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

Further, ASC 815-15-25 provides that if an entity has a hybrid financial instrument that would require bifurcation of embedded derivatives under ASC 815, the entity may irrevocably elect to initially and subsequently measure a hybrid financial instrument in its entirety at fair value with changes in fair value recognized in earnings. The Company elected to measure the Senior and Subordinated Convertible Notes in their entirety at fair value with changes in fair value recognized as non-operating gain or loss in the consolidated statements of operations at each balance sheet date in accordance with ASC 815-15-25.

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

The Financing Transaction closed on three dates: September 20, 2023, September 26, 2023, and October 20, 2023. The exchange of the Existing Convertible Notes, including the entrance into the indentures governing the New Notes, occurred on October 11, 2023.

In such Exchanges, the Noteholder Investors received a reset of the conversion price of the amount of principal of the existing convertible notes equal to up to 300% of the purchase price paid by such Noteholder Investor to purchase its Series A Preferred Stock. Any proceeds in excess of such amount results in the Noteholder Investors purchasing Transaction Warrants.

As a result of the Financing Transaction, during September and October 2023, the Noteholder Investors effectively invested an aggregate of $7.3 million of cash in the Company in exchange for 7,276 shares of Series A Preferred Stock, Transaction Warrants exercisable into an aggregate of 2,304,524 shares of Common Stock, and the repricing of the conversion feature of their Convertible Notes, while the other Investors contributed an aggregate of $3.2 million of cash to the Company in exchange for 3,150 shares of Series A Preferred Stock and Transaction Warrants exercisable into an aggregate of 3,150,000 shares of Common Stock.

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

Accordingly, the Company accounted for the transaction as an extinguishment of the original debt and the recognition of new debt, which is initially measured at its fair value. The fair value of the new debt is used to determine the debt extinguishment gain or loss to be recognized. The Company assessed the classification of the Transaction Warrants issued in connection with the Financing Transaction and determined that the Transaction Warrants are equity classified. As discussed in Note 11– Preferred Stock, the Company determined that the Series A Preferred Stock is mezzanine classified and therefore should be initially recognized at fair value.

The following table summarizes the computation of the loss on debt extinguishment of $10.5 million recognized during the year ended December 31, 2023 (in thousands):

Amount
Fair value - Senior Convertible Notes (pre-financing)	$2,457
Fair value - Subordinated Convertible Notes (pre-financing)	7,617
10,074
Less consideration transferred to Noteholder Investors:
Fees paid to Noteholder Investors	(63)
Fair value of Series A Preferred Stock	(8,910)
Fair value of warrants	(1,292)
Fair value of Senior Convertible Notes (post-financing)	(3,599)
Fair value of Subordinated Convertible Notes (post-financing)	(13,936)
(27,800)
Plus consideration received from Noteholder Investors:
Cash	7,276

Loss on Debt Extinguishment:	$(10,450)

The fair values of the Series A Preferred Stock and Transaction Warrants were determined by the Company with assistance of a third-party valuation specialist and include Level 3 fair value inputs. The significant assumptions used related to the Series A Preferred Stock include a risky yield (risk-adjusted discount rate) of 42.0%, volatility rate of 65.0%, risk free rate of 5.0%, and an estimated exit date of April 2026. The assumptions used related to the Transaction Warrants include an asset price of $0.97, volatility rate of 65.0%, risk free rate of 4.5%, no dividends, and an expected term of 5.0 years.

With respect to the non-Noteholder Investors, the accounting fair value of the consideration transferred was also deemed to be greater than the proceeds received. The Company determined that based on the participation level by third-party investors, the transaction does not represent a deemed dividend. As such, the Company recognized a financing loss of $2.5 million which is included in the consolidated statements of operations. The financing loss is computed as follows (in thousands):

Amount
Cash proceeds received	$3,150
Less: fair value of Series A Preferred Stock	(3,857)
Less: fair value of warrants	(1,766)
Other financing expense	$(2,473)

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

The estimated fair value of the convertible note payable was determined using a Monte Carlo Simulation method. The Company simulated the stock price using a Geometric Brownian Motion until maturity.  For each simulation path the Company calculated the convertible bond value at maturity and then discount that back to the valuation date. Finally, the value of the convertible bond is determined by averaging the discounted cash flows of all the simulated paths.

The following assumptions were used as of December 31, 2023 and 2022:

	Monte Carlo Simulation Assumptions
	Asset	Risky	Expected	Risk-Free
As of December 31, 2023	Price	Yield	Volatility	Interest Rate
Senior Convertible Notes	$0.98	25.00%	65%	4.27%
Subordinated Convertible Notes	0.98	34.30%	55%	4.17%

	Monte Carlo Simulation Assumptions
	Asset	Risky	Expected	Risk-Free
As of December 31, 2022	Price	Yield	Volatility	Interest Rate
Senior Convertible Notes	$5.56	31.80%	45%	4.23%
Subordinated Convertible Notes	5.56	41.20%	45%	4.19%

The following is a summary of changes in fair values of the Convertible Notes for the years ended December 31, 2023 and 2022 (in thousands):

	Senior Convertible Notes	Subordinated Convertible Notes
Beginning fair value, January 1, 2022	$—	$—
Issuance of Convertible Notes	14,536	10,223
Change in fair value of debt	(885)	133
Ending fair value, December 31, 2022	13,651	10,356
Paid-in-kind interest	—	3,377
Change in fair value of debt	(516)	(812)
Conversion of Subordinated Convertible Notes to Common Stock	—	(920)
Increase in fair value of debt in connection with debt extinguishment transaction	1,142	6,319
Ending fair value, December 31, 2023	$14,277	$18,320

The Convertible Notes are subject to a minimum revenue, cash, and EBITDA financial covenants. From July 1, 2023, the Convertible Notes require the Company to maintain a minimum cash balance of $4.5 million on the first day of each calendar month.  As of March 1, 2024, the Company violated the minimum cash covenant. On March 25, 2024, the lenders agreed to (i) waive the minimum cash covenant for the period commencing on March 1, 2024 through and including June 30, 2024 provided that the Company’s cash balance remains above $2.5 million during such period; and (ii) waive any default under the indentures resulting from any breach by the Company that may have arisen up to March 1, 2024.

Subordinated Notes

During the year ended December 31, 2022, the Company received advances under unsecured subordinated promissory note agreements for total proceeds of $0.4 million. No issuance costs were incurred in 2022.

During 2022, $0.3 million of these advances were made by the Company's stockholders, directors, and employees, while $0.1 million were made by the Company’s customers.

On May 4, 2022, the Company’s Board of Directors amended the terms of the unsecured subordinated promissory note agreements to provide for the automatic conversion of the outstanding loan amounts (including principal, interest and prepayment and change of control premiums, as well as a 5% equity incentive to incentivize lenders to agree to the amendment) into shares of Series A Redeemable Convertible Preferred Stock of the Company immediately prior to the closing of the Merger Transaction so that such lenders receive shares of Common Stock at the closing. Noteholders had the option to elect between two forms of the amendments: (i) interest is received as a cash payment (“Cash Notes”) and paid on a quarterly basis. Interest expense totaled $0.2 million (including incentives at closing) for the year ended December 31, 2022, for the Cash Notes, and (ii) interest is accrued and added to the principal balance (“PIK Notes”) at the commencement of each new calendar year (January 1). Interest expense totaled $2.3 million (including incentives at closing) for the year ended December 31, 2022, for the PIK Notes.

The Cash and PIK Notes have a prepayment penalty that is calculated on the principal and accrued but unpaid interest. The prepayment penalty rates range between 1% and 3% if prepayment is within 1-3 years from the funding date, and the prepayment rate is 5% upon a change in control event.

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

Bridge Loan (Unsecured Subordinated Promissory Notes)

During February and March 2022, the Company received proceeds of $3.0 million from unsecured subordinated promissory notes (the “Bridge Loans”). Interest accrues at 15% per annum, and all accrued but unpaid interest is applied and added quarterly to the principal balance (the “Base Amount”).

During March 2022, $0.5 million of the Bridge Loans were repaid. The primary stockholder of the Company was the borrower on this Bridge Loan, and a representative of this primary stockholder is a member of the Company’s Board of Directors. During April 2022, the Company received proceeds of $0.2 million from additional Bridge Loans.

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

During May and June 2022, the Company and certain holders of the Bridge Loans executed a conversion addendum. Upon notice of the Business Combination Agreement, the holders of the Bridge Loans had up to 10 days to elect to convert into Series A Redeemable Convertible Preferred Stock. Immediately prior to the closing of the Business Combination, the Bridge Loans will automatically convert into the number of Series A Redeemable Convertible Preferred Stock as equal to the repayment amount of the Bridge Loans divided by the Conversion Price. The Conversion Price is defined as the quotient of the aggregate consideration to be paid to all holders of the Series A Redeemable Convertible Preferred Stock divided by the outstanding number of Series A Redeemable Convertible Preferred Stock, including the shares into which the Bridge Loans convert. Holders of Bridge Loans totaling $2.6 million who elected to convert into Series A Redeemable Convertible Preferred Stock, received Common Stock of ProSomnus on the close of the Merger Transaction. As of date of conversion, the aggregate amount due, including interest and Bridge Loan Kickers, was $3.1 million, amounting to 305,206 shares of Series A Redeemable Convertible Preferred Stock, this was converted into 3,052 shares of Common Stock.

Subordinated Loan and Security Agreement

In January 2020, the Company entered into a loan and security agreement with a lender and borrowed $3.8 million. The loan was repayable monthly starting February 2021 at an amount equal to 4% of net revenues of the Company until the Company had paid an amount equal to the return cap of $9.5 million. The return cap was subject to a reduction of 30% if fully repaid within 12 months, 22% if fully repaid within 24 months and 11.85% if fully repaid within 36 months.

In April 2021, the Company entered into a second loan and security agreement with the same lender and borrowed $2.0 million. The loan was repayable monthly starting February 2021 at an amount initially equal to 1.0526% of net revenues of the Company and increasing to 2.105% in the second year of the agreement, until the Company has paid an amount equal to the return cap of $3.9 million. The return cap is subject to a reduction of 22% if fully repaid within 12 months and 11.85% if fully repaid within 24 months.

The effective interest rates on the subordinated loan and security agreement ranged from 25.8% - 27.2% and 25.8% - 26.2% for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company made revenue share payments totaling $1.6 million. The outstanding balances of the subordinated loan and security agreement were paid off as of December 31, 2022.

Bridge Loan (Secured subordinated loan)

On June 29, 2022, the Company entered into the Second Amendment and Loan Security Agreement (“Second Amendment”) to the subordinated loan and security agreement effective in April 2021. The Second Amendment established a convertible bridge loan advance of up to $2.0 million to the Company from the lender (“Convertible Bridge Loan Advance”). The interest rate of the Convertible Bridge Loan Advance was 14% and the maturity date was the earlier of the date of the bridge loan conversion event or June 29, 2023. The bridge loan conversion event was the termination of the Merger Agreement (see Note 3) or the occurrence of any event that would result in the termination of the Merger Agreement as defined in the Merger Agreement. Interest was due in arrears at December 29, 2022 and at the maturity date. Prepayment of the Convertible Bridge Loan Advance was permitted in increments of $0.1 million at any time, and the prepayment required the payment of all accrued and unpaid interest as well as a prepayment premium. The prepayment premium was the incremental amount of interest that would have been paid for the term of the convertible bridge advance; this amount was paid in full on at the close of the Merger Transaction. Interest expense under the Bridge Loan was $0.1 million for the year ended December 31, 2022.

The Company recorded the amendment of the subordinated loan and security agreement in accordance with ASC 470-50, Debt-Modifications and Extinguishments, and recorded a loss on extinguishment of debt of $0.2 million in the consolidated statements of operations.

Extinguishment of Subordinated Loan and Security Agreement and Bridge Loan (Secured subordinated loan)

On December 2, 2022, the Company entered into a Securities Exchange Agreement with holders of the Subordinated Loan and Security agreement and the holders of the Convertible Bridge Loan Advance. The Company also executed a payment arrangement with other debt holders on December 6, 2022. The Company agreed to the following key terms and conditions with the holders under these arrangements.

-	The Company agreed to exchange an aggregate of $0.8 million of existing debt for Common Stock. An aggregate of 80,000 shares were issued for such debt, along with a bonus of 65,604 shares under this arrangement.
-	The Company executed on the Subordinated Securities Purchase Agreement dated August 26, 2022, to issue subordinated notes worth $2.5 million pursuant to the terms and conditions of such agreement with the holders. The Company issued 42,464 shares of Common Stock and warrants to purchase 296,456 shares of Common Stock along with this note.
-	The Company paid off the remaining balance of $9.7 million of the Subordinated Loan and Security Agreement in cash at the close of the Merger Transaction.

All the warrants issued pursuant to the subordinated loan and security agreements were exercised immediately prior to the Merger Transaction. The Company issued 161,112 shares of Series B redeemable preferred stock to the warrant holders as a cashless exercise. This Series A Redeemable Convertible Preferred Stock was converted to Common Stock on the close of the Merger Transaction.

The Company executed on the above terms and conditions on close of the Merger Transaction. The Company recorded in the consolidated statements of operations, a loss on debt extinguishment of $2.4 million for the Subordinated Loan and Security agreement and the Convertible Bridge Loan Advance in accordance with ASC 470-50, Debt-Modifications and Extinguishments. There was no outstanding balance on these loans as of December 31, 2022.

NOTE 9 — COMMON STOCK WARRANTS

As of December 31, 2023, the Company has 11,966,611 warrants outstanding. An aggregate of 5,454,524  warrants were issued by the Company with issuance of Series A Preferred Stock in September and October 2023 (See Note 11 –Preferred Stock). An aggregate of 1,914,907 warrants were granted by the Company with the issuance of Senior and Subordinated Convertible Notes in December 2022 (See Note 8 – Debt). Additionally, 4,597,180 warrants were issued to holders of Lakeshore founder shares, and private and public warrant holders, as a result of the Business Combination, as summarized below:

●	At the Closing of the Business Combination, 196,256 Private Placement Warrants held by the Sponsor, each exercisable for one ordinary share of Lakeshore at $11.50 per share, automatically converted into warrants to purchase one share of ProSomnus Common Stock at $11.50 per share (Private Warrants).

●	At the Closing of the Business Combination, 4,100,239 Public Warrants of Lakeshore, originally issued in the initial public offering of Lakeshore, were converted into 4,100,239 warrants to purchase one share of ProSomnus Common Stock at $11.50 per share (Public Warrants).

●	Pursuant to Amended and Restated Purchaser Support Agreement dated November 28, 2022 between the Company and Lakeshore, at the closing of the Business Combination, the Company issued an additional 300,685 warrants to purchase ProSomnus Common Stock to founders of Lakeshore at substantively identical terms as the Private Placement warrants and the Public warrants (Additional Private Warrants).

The following is a summary of the Company’s liability classified and equity classified warrant activity for the years ended December 31, 2023 and 2022:

		Outstanding				Outstanding
	Issuance	December 31,				December 31,
Liability Classified Warrants	Period	2022	Granted	Exercised	Cancelled	2023	Expiration
Convertible Notes Warrants - Senior Debt	Dec-22	169,597	—	—	—	169,597	Dec-27
Convertible Notes Warrants - Subordinated Debt	Dec-22	1,745,310	—	—	—	1,745,310	Dec-27
		1,914,907	—	—	—	1,914,907

		Outstanding				Outstanding
	Issuance	December 31,				December 31,
Equity Classified Warrants	Period	2022	Granted	Exercised	Cancelled	2023	Expiration
Private Warrants	Dec-22	196,256	—	—	—	196,256	Dec-27
Additional Private Warrants	Dec-22	300,685	—	—	—	300,685	Dec-27
Public Warrants	Dec-22	4,100,239	—	—	—	4,100,239	Dec-27
Transaction Warrants	Sep-Oct -23	—	5,454,524	—	—	5,454,524	Sep-28
		4,597,180	5,454,524	—	—	10,051,704

		Outstanding				Outstanding
	Issuance	December 31,				December 31,
Liability Classified Warrants	Period	2021	Granted	Exercised	Cancelled	2022	Expiration
Convertible Notes Warrants - Senior Debt	Dec-22	—	169,597	—	—	169,597	Dec-27
Convertible Notes Warrants - Subordinated Debt	Dec-22	—	1,745,310	—	—	1,745,310	Dec-27
		—	1,914,907	—	—	1,914,907

		Outstanding				Outstanding
	Issuance	December 31,				December 31,
Equity Classified Warrants	Period	2021	Granted	Exercised	Cancelled	2022	Expiration
Private Warrants	Dec-22	—	196,256	—	—	196,256	Dec-27
Additional Private Warrants	Dec-22	—	300,685	—	—	300,685	Dec-27
Public Warrants	Dec-22	—	4,100,239	—	—	4,100,239	Dec-27
2021 preferred Series B warrants	Jan-20	111,111	—	(111,111)	—	—	Jan-30
2020 preferred Series B warrants	Apr-21	211,112	—	(211,112)	—	—	Apr-31
		322,223	4,597,180	(322,223)	—	4,597,180

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

The Convertible Notes Warrants were classified as a derivative liability because the settlement provisions for the warrants contain adjustments to the settlement amount that do not meet the fixed-for-fixed test. Therefore, the Convertible Notes Warrants did not qualify as being indexed to the Company’s own Common Stock and are measured at fair value on a recurring basis.

The aggregate fair value of these warrants at issuance was $5.2 million.

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

The fair value of the outstanding warrants accounted for as liabilities as of December 31, 2023 and 2022, use Level 3 inputs and are calculated using the Black-Scholes option pricing model with the following assumptions (in thousands):

	Exercise	Asset	Dividend	Expected	Risk-Free	Expected
As of December 31, 2023	Price	Price	Yield	Volatility	Interest Rate	Life
Convertible Notes Warrants	$11.50	$0.98	0%	65%	3.90%	3.93	years

	Exercise	Asset	Dividend	Expected	Risk-Free	Expected
As of December 31, 2022	Price	Price	Yield	Volatility	Interest Rate	Life
Convertible Notes Warrants	$11.50	$5.56	0%	40%	4.00%	4.93	years

The changes in fair value of the outstanding warrants classified as liabilities for the year ended December 31, 2023 and 2022 were as follows (in thousands):

	Convertible Notes Warrants - Senior Debt	Convertible Notes Warrants - Subordinated Debt	2020 preferred Series B warrants
Warrant liability, January 1, 2022	$—	$—	$562
Fair value of warrants granted	465	4,782	—
Fair value of warrants exercised	—	—	(580)
Change in fair value	(288)	(2,967)	18
Warrant liability, December 31, 2022	177	1,815	—
Change in fair value	(168)	(1,728)	—
Warrant liability, December 31, 2023	$9	$87	$—

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

At the close of Business Combination, the Company issued an aggregate of 4,597,180 warrants to holders of Lakeshore founder shares, and to the private and public warrant holders, as a result of the Reincorporation Merger and the Business Combination agreements. The Public and Private warrants were issued in June 2021, pursuant to the initial public offering of Lakeshore; each warrant was exercisable for one ordinary share of Lakeshore at $11.50 per share. These automatically converted into warrants to purchase one share of ProSomnus Common Stock at $11.50 per share on consummation of the Business Combination with an expiry of 5 years, redeemable at $18.00 per share redemption trigger price.

Transaction Warrants

On September 20, 2023, the Company entered into a Securities Purchase Agreement with third-party and related party investors. The Company issued Series A Preferred Stock and warrants to purchase Common Stock at an exercise price of $1.00 per share (Transaction Warrants) as part of the Financing Transaction (refer to Note 11 – Preferred Stock). The Company has 5,454,524 Transaction Warrants outstanding as of December 31, 2023, which are exercisable at a price of $1.00 per share of Common Stock, and expire five years from grant date. The likelihood that the holders of the Transaction Warrants will exercise their warrants and the amount of cash proceeds that the Company would receive is dependent upon the market price of the Company’s Common Stock, which was below the exercise price for the Transaction Warrants as of December 31, 2023.

ASC 815-10-15-74(a) provides a scope exception from Derivative Accounting if the financial instruments meet the following conditions:

Contracts issued or held by that reporting entity that are both:

1.	Indexed to its own stock (see Section 815-40-15)
2.	Classified in stockholders’ equity in its statement of financial position (see Section 815-40-25).

The Company has concluded that the Private Warrants, Public Warrants, Additional Private Warrants, and Transaction Warrants meet the derivative scope exception in 815-10-15-74(a) as they are both indexed to the Company’s own stock, and meet the equity classification conditions within ASC 815-40-25. These warrants have been classified as equity and recorded to additional paid in capital at the grant date fair value on date of issuance. The aggregate fair value of the 4,597,180 Private Warrants, Public Warrants, and Additional Private Warrants at issuance was $0.7 million. The fair value of such warrant was estimated using observable market inputs, the closing price of Lakeshore public warrants was $0.145 as of December 6, 2022. The aggregate fair value of the Transaction Warrants at issuance was $1.3 million. The assumptions used to determine the fair value of the Transaction Warrants included an asset price of $0.97, volatility rate of 65.0%, risk-free rate of 4.5%, no dividends, and an expected term of 5.0 years.

NOTE 10 — COMMON STOCK

As of December 31, 2023 and 2022, the Company had 150,000,000 and 100,000,000 shares of Common Stock authorized for issuance, respectively, with par value of $0.0001. The number of authorized shares was increased from 100,000,000 shares to 150,000,000 shares by the Company's stockholders approval on December 6, 2023, through an amendment to the Amended and Restated Certificate of Incorporation.

The Company has reserved shares of Common Stock for the following:

	As of December 31,
	2023	2022
2022 Equity Incentive Plan reserve	5,889,525	2,411,283
Reserve for earn-out shares	3,000,000	3,000,000
Reserve for exercise of Public Warrants	4,100,250	4,100,250
Reserve for exercise of Private and Additional Private Warrants	496,941	496,941
Reserve for Transaction Warrants	5,454,524	—
Reserve for exercise of SPA warrants	2,262,585	—
Reserve for convertible debt	15,766,509	—
Employee stock purchase plan	500,000	—
Reserve for convertible Series A Preferred Stock	9,436,000	—
Total	46,906,334	10,008,474

During December 2023, the Company increased the number of authorized shares under its 2022 Equity Incentive Plan to 6,000,000, of which 5,889,525 shares were still available for future grants at December 31, 2023.

NOTE 11 — PREFERRED STOCK

The Company has authorized the issuance of 1,500,000 and 1,000,000 shares of preferred stock at a par value of $0.0001 per share as of December 31, 2023 and 2022, respectively. The number of authorized shares increased from 1,000,000 shares to 1,500,000 shares by the Company's stockholders approval on December 6, 2023, through an amendment to the Amended and Restated Certificate of Incorporation.

Fiscal 2023 Redeemable Convertible Preferred Stock

The Company’s Board of Directors has designated 25,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has no maturity and is not subject to any sinking fund or redemption and will remain outstanding indefinitely unless and until converted by the holder or the Company redeems or otherwise repurchases the Series A Preferred Stock.

During September 2023, the Company issued 9,526 shares of Series A Preferred Stock and the corresponding Transaction Warrants to the Investors (see Note 8 – Debt) in exchange for total cash proceeds of $9.5 million. In October 2023, the Company issued 900 shares of Series A Preferred Stock and the corresponding Transaction Warrants in exchange for total cash proceeds of $0.9 million.

During December 2023, pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock, two investors of the Company, converted an aggregate of 990 Series A Preferred Stock into 990,000 shares of Common Stock. Upon conversion, the carrying value of $1.2 million of the Series A Preferred Stock was reclassified to additional paid-in capital. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designations for the Series A Preferred Stock. At December 31, 2023, there were 9,436 shares of Series A Preferred Stock outstanding with a liquidation preference of $14.2 million.

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

As part of the Company’s analysis of the classification of the Series A Redeemable Convertible Preferred Stock, the Company considered the guidance in ASC 480-10-S99-3A and in particular paragraphs 2 and 3f, which require preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Due to the consideration payable upon a Fundamental Transaction and the liquidation preferences of the Series A Preferred Stock providing for payout on the Series A Preferred Stock prior to payment to the Common Stockholders, the Company cannot avail itself of the limited exception of paragraph ASC 480-10-S99-3A-3f. As a result, the Company concluded that the Series A Preferred Stock are subject to ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks,” and should be classified outside of permanent equity.

Fiscal 2022 Redeemable Convertible Preferred Stock

During May and December 2022, the Board approved the issuance of an aggregate of 5,945 shares, respectively, of Series A Redeemable Convertible Preferred Stock to certain employees of the Company for no cash consideration but in exchange for their services as members of the Company’s management.  The Company recorded stock compensation expense of $2.1 million related to these awards.  The Company determined the grant date fair value of the awards using the valuations prepared by an independent third-party valuation firm, which were approved by the Board or the issuance price of $10 per share at the Business Combination date. (See Note 13 – Stock Compensation).

In connection with the Business Combination, the ProSomnus common and Redeemable Convertible Preferred Stockholders received 11,300,000 shares of Surviving Pubco Common Stock as Merger Consideration. As of December 31, 2022, there were no outstanding Series A and B Redeemable Convertible Preferred Stock of the Company. These original holders of such common and redeemable preferred stock also received a contingent right to receive Earn-Out Shares as set forth in the Merger Agreement. See Note 12 – Earn-Out Shares.

NOTE 12 — EARN-OUT SHARES

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

Due to the variability in the number of Earn-out shares at settlement which could change upon a control event, the Earn-out arrangement contains a settlement provision that violates the indexation guidance under ASC 815-40 and liability classification is required. The Company recorded the earnout liability initially at fair value, and subsequently remeasured the liability with changes in fair value recorded in the consolidated statements of operations at each reporting period.

The changes in fair value of the earnout liability for the years ended December 31, 2023 and 2022 are as follows (in thousands):

Amount
Earnout liability, January 1, 2022	$—
Issuance of earnout liability	22,070
Change in fair value	(9,260)
Earnout liability, December 31, 2022	12,810
Change in fair value	(12,190)
Earnout liability, December 31, 2023	$620

NOTE 13 — STOCK-BASED COMPENSATION

Of the Company’s 2019 restricted common C shares, 600,000 vested upon consummation of the Business Combination on December 6, 2022. An additional 254,507 vested as per the vesting schedule, prior to the consummation of the Business Combination. There were no outstanding restricted common C shares as of December 31, 2023 and 2022.

During May 2023, the Company issued 20,000 shares of Common Stock to a consultant for services received. The fair value of the shares issued of $0.2 million was recognized as general and administrative expense with a corresponding credit to additional paid-in capital.

2022 Equity Incentive Plan

In 2022, the Company established the 2022 Equity Incentive Stock Plan (the "2022 Plan"), which authorizes the issuance of incentive and nonqualified stock options and RSUs for the acquisition of shares of the Company's Common Stock, as well as grants of restricted Common Stock units to employees, officers, directors, and consultants of the Company. The 2022 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the Common Stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. The vesting period for the option is outlined in percentage installments on the grant notice. The option can only be exercised to the extent that it is vested and exercisable. The Grantee has the right to exercise the option until it expires or is terminated, as long as it is vested and exercisable. The stock options generally expire not more than ten years from the date of grant, who own less than 10% of the total combined voting power of stock of the Company and the expiration note more than 5 years from the date of grant, who own more than 10% of the Company’s voting power.

There were no awards issued under the 2022 Plan for the year ended December 31, 2022. During the year ended December 31, 2023, the Company granted 1,668,915 options to certain employees and consultants of the Company. As of December 31, 2023, there were 6,000,000 authorized shares and 5,889,525 available for future grants under the 2022 Plan.

Stock option activity for the year ended December 31, 2023, was as follows (aggregate intrinsic value in thousands):

			Weighted-Average
Stock-Based Compensation	Number of	Weighted-Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2023	—	$—
Granted	1,668,915	4.70
Exercised	—
Cancelled	(106,418)	5.20
Outstanding at December 31, 2023	1,562,497	$4.67	9.2 years	$35
Exercisable at December 31, 2023	—	—	—	—
Vested and expected to vest as of December 31, 2023	1,562,497	$4.67	9.2 years	$35

As of December 31, 2023, unamortized compensation expense related to unvested stock options was $3.2 million, which is expected to be recognized over a weighted average period of 3.11 years.

The weighted-average grant date fair value of options granted during the year ended December 31, 2023, was $2.60. The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of the stock options was estimated using the following weighted average assumptions:

December 31, 2023
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

The Company’s 2022 Plan has a “clawback policy” based on which the Company may recover from a participant any compensation received from any stock right (whether or not settled) or cause a participant to forfeit any such stock right in the event that the Company’s clawback policy then in effect is triggered. The Company’s clawback policy is compliant with provisions of applicable law, including the requirements set forth in Listing Rule 5608 of the corporate governance rules of the NASDAQ Stock Market.

Restricted Stock Units

During October 2023, the Company granted 736,250 Restricted Stock Units (RSUs) to certain employees under the 2022 Plan. Of these RSUs, 543,750 cliff vest on October 15, 2025 and the remainder fully vested during 2023. The Board has the discretion to accelerate the vesting of unvested Restricted Stock Units at any time, as per the terms of the Plan. The RSUs represent the right to receive Common Stock of the Company, but the participant has no right to payment until the RSUs vest. The vested RSUs will be paid in whole shares of Common Stock within 60 days of the vesting date. If the participant ceases to be a service provider, the unvested RSUs will be forfeited at no cost to the Company, and the participant will have no further rights under the award agreement.

RSU activity for the year ended December 31, 2023, was as follows:

	Number of	Weighted-Average
	Units	Exercise Price
Unvested at January 1, 2023	—	$—
Granted	736,250	0.86
Vested	(192,500)	0.86
Forfeited	—	—
Unvested balance at December 31, 2023	543,750	$0.86

The Company has recorded stock-based compensation expense for the year ended December 31, 2023, related to the grants of stock option awards to employees and nonemployees in the consolidated statements of operations as follows (in thousands):

December 31, 2023
Cost of revenue	$24
Sales and marketing	128
Research and development	232
General and administrative	793
$1,177

During the year ended December 31, 2023, the Company recorded stock-based compensation expense related to the vested RSUs of $0.1 million. As of December 31, 2023, unamortized compensation expense related to unvested RSUs was $0.4 million, which is expected to be recognized over a weighted average period of 1.79 years.

The Company did not recognize any tax benefits related to stock-based compensation expense during the years ended December 31, 2023 and 2022.

Share-based compensation expense for the year ended December 31, 2022, was $2.2 million relating to restricted common C shares and the issuance of Series A Redeemable Convertible Preferred Stock to certain employees (see Note 11 –Preferred Stock).

2023 Employee Stock Purchase Plan

The Company’s Board of Directors previously adopted, and the Company's stockholders approved, the Company’s 2023 Employee Stock Purchase Plan (the “2023 ESPP”).

The 2023 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of shares of the Company’s Common Stock at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 500,000 shares of Common Stock were available for purchase at adoption of the 2023 ESPP. The first offering period under the plan commenced on June 15, 2023.There were no shares issued under the plan for the year ended December 31, 2023. As of December 31, 2023, 500,000 shares of Common Stock remained available for issuance under the 2023 ESPP.

The Company estimates the fair value of ESPP grants on their grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP grants is amortized on a straight-line basis over the requisite service period of the grants. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its estimated volatility in the Black-Scholes option pricing model to determine the fair value of ESPP grants. ESPP compensation expense for the year ended December 31, 2023, was de minimis.

NOTE 14 — INCOME TAXES

The loss before provision for income taxes for financial reporting purposes for the years ended December 31, 2023 and 2022, the domestic component was $24.1 million and $7.1 million, respectively. The provision for income tax for the years ended December 31, 2023 and 2022 was de minimis and consisted solely of current state income taxes.

The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the tax expenses for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Statutory federal income tax rate	$(5,057)	$(1,499)
State taxes, net of federal tax benefit	(1,114)	(1,757)
Valuation allowance	8,840	8,167
Change in fair value of warrant liability	(398)	(678)
Change in fair value of debt	(799)	(2,227)
Transaction costs	—	(528)
Stock compensation	16	450
Change in fair value of earnout liability	(2,560)	(1,942)
Excess fair value of refinanced debt	466	—
Financing costs	519	—
Other permanent differences	87	14
	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets
Net operating losses	$25,487	$17,848
Reserves and accruals	699	619
Debt issuance cost amortization	703	1,184
Debt extinguishment amortization	2,345	646
Debt related warrants	851	1,408
Capitalized research and development	1,224	558
Lease liabilities	1,326	1,541
Stock based compensation	229	—
Other deferred tax assets	—	1
Gross deferred tax assets	32,864	23,805
Valuation allowance	(31,163)	(22,022)
Net deferred tax assets	$1,701	$1,783
Deferred tax liabilities
Depreciation and amortization	(485)	(271)
Right of use assets	(1,216)	(1,512)
Total deferred tax liabilities	(1,701)	(1,783)

Net deferred tax assets (liabilities)	$—	$—

Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax bases of assets and liabilities, and the enacted tax rates in effect in future periods. The Company has recorded a full valuation allowance as of December 31, 2023 and December 31, 2022. The change in the valuation allowance was an increase of $9.1 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $99.5 million and $52.9 million, respectively. Of the $99.5 million of net operating loss carryforwards for federal purposes, $69.4 million have an unlimited carry-forward period. The remaining federal carryforwards begin to expire in 2027 while the state carryforwards begin to expire in 2036.

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

The Company performed a Section 382 analysis in 2017 and identified a change in ownership during 2017 and therefore a limitation in the ability to utilize the existing NOLs. The calculated limitation was $44.8 million and the DTA was reduced by the amount of the limitation that the Company will not be able to utilize in future tax periods. An updated Section 382 study has not been completed through December 31, 2023 and there has not been a determination if there is a cumulative ownership change of more than 50% during the most recent three-year period. The effect of a further Section 382 limitation on the provision and this disclosure is immaterial due to the full valuation allowance against all deferred tax assets, including NOLs, as of December 31, 2023.

The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. In accordance with FASB ASC 740, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. Total interest and penalties recognized in the consolidated statements of operations was zero for both of the years ended December 31, 2023 and 2022.

The Company files income tax returns in the US federal and various state with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2008 for federal purposes and 2018 for state purposes, except in certain limited circumstances. The Company’s NOL and credit carryforwards from all years may be subject to adjustment for three (or four for certain states) following the year in which utilized. The Company does not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company offers a 401(k) plan to employees and has historically matched employee contributions to the plan up to 3% of the employee’s salary. The matching contributions accrued for the years ended December 31, 2023 and 2022 were $0.3 million and $0.1 million, respectively.

NOTE 16 — NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to Common Stockholders during the years ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss attributable to Common Stockholders	$(24,095)	$(7,145)
Denominator:
Weighted-average common shares outstanding	16,177	10,022
Net loss per share attributable to Common Stockholders, basic and diluted	$(1.49)	$(0.71)

* Basic and diluted weighted-average common shares outstanding for the year ended December 31, 2022, has been computed based on the historical weighted-average common shares outstanding multiplied by the exchange ratio established in the Business Combination.

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to Common Stockholders for the years ended December 31, 2023 and 2022 because including them would have been antidilutive are as follows:

	Years Ended December 31,
	2023	2022
Conversion of Series A Preferred Stock	9,436,000	—
Outstanding Options to purchase Common Stock	1,562,497	—
RSUs to purchase Common Stock	543,750	—
Senior and Subordinated Convertible Notes	20,080,459	3,179,410
Warrants to purchase Common Stock	11,966,611	6,512,087
Total	43,589,317	9,691,497

NOTE 17 — SUBSEQUENT EVENTS

Pursuant to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, par value $0.0001 of the Company (the “Certificate of Designations”), on March 15, 2024, the Company was obligated to pay dividends per share of Series A Preferred Stock held on March 1, 2024, payable as the number of shares of Common Stock at a rate of 8% per annum. Due to limitations under Delaware law, the Company did not declare the PIK Dividend. As a result, on March 15, 2024, the Conversion Rate (as that term is defined in the Certificate of Designations) for each outstanding share of the Series A Preferred Stock was increased to reflect the accrued and unpaid dividend. To the extent the PIK Dividend or any other dividend related to the Series A Preferred Stock is paid in the future, the Conversion Rate will be reduced accordingly.

The indentures governing the Company’s Convertible Notes require compliance with certain financial covenants on a monthly and quarterly basis. As of March 1, 2024, the Company was in violation of the minimum cash covenant on the Convertible Notes. On March 25, 2024, the lenders agreed to (i) waive the minimum cash covenant for the period commencing on March 1, 2024 through and including June 30, 2024 provided that the Company’s cash balance remains above $2.5 million during such period; and (ii) waive any default under the indentures resulting from any breach by the Company that may have arisen up to March 1, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

As of December 31, 2023, the following material weaknesses have been identified:

Segregation of Duties and Reviews of Complex Accounting Matters: We did not design and maintain effective segregation of duties due to limited staffing in our accounting function. Specifically, we do not have sufficient resources in our accounting department, which restricts our ability to segregate roles and access to ensure effective segregation of duties. Furthermore, reviews surrounding the application of complex accounting matters were insufficient.

Journal Entries: We did not design and maintain effective monitoring controls related to manual journal entries to ensure that journal entries are not modified after approval.

Information Technology General Controls: We did not design and maintain effective information technology general controls for systems and applications that are relevant to the preparation of the consolidated financial systems. Specifically, we did not design and maintain controls around user access control to ensure proper authorization and segregation of duties that would restrict user and privileged access to the financially relevant systems and data to appropriate personnel. Additionally, we did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes. As a result, automated and IT-dependent business process controls that are dependent on the effectiveness of the underlying systems and applications are also deemed ineffective.

Control Documentation: Due to staffing and system limitations, we were not able to maintain adequate formal documentation evidencing the existence and operation of our internal controls that would address all the relevant financial reporting risks of the Company.

Planned Remediation

During 2024, we intend to work to remediate the material weaknesses identified above, which is expected to include (i) the addition of accounting and financial personnel and segregating duties amongst the personnel (ii) enhancing the design and documentation of information technology general controls, (iii) the modification to our accounting processes and enhancement to our financial controls, (iv) formalizing our internal control documentation and strengthening monitoring reviews by our management;  (v) implementing new applications and systems that are aligned with management’s focus on creating strong internal controls and (vi) the hiring of an independent consulting or accounting firm to review and document our internal control system to ensure compliance with COSO. However, our current financial position could make it difficult for us to add the necessary resources.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by this reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
a.	Financial Statements
i.	See the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.
b.	Financial Statement Schedules
i.	Schedules not listed above have been omitted because they are not required, because they are not applicable, or because the required information is otherwise included.
c.	Exhibits
i.	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

(b)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement dated May 9, 2022 (previously filed as Exhibit 2.1 of Form 8-K filed by Lakeshore with the SEC on May 10, 2022).
3.1	Amended and Restated Certificate of Incorporation of ProSomnus, Inc. (previously filed as Exhibit 3.1 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
3.2	Amended and Restated Bylaws of ProSomnus, Inc. (previously filed as Exhibit 3.2 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
3.3	Certificate of Designations (previously filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1/A filed by Lakeshore with the SEC on April 22, 2021).
4.4

Warrant Agreement, dated June 10, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (previously filed as Exhibit 4.1 of Form 8-K filed by Lakeshore with the SEC on June 16, 2021).

4.5

Indenture for Senior Secured Convertible Notes due 2025, dated December 6, 2022 by and between ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).

4.6

First Supplemental Indenture, dated as of June 29, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

4.7

Second Supplemental Indenture, dated as of September 20, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

4.8

Indenture for Subordinated Secured Convertible Notes due 2026, dated December 6, 2022 by and between ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).

4.9

First Supplemental Indenture, dated as of June 29, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 30, 2023).

4.10

Second Supplemental Indenture, dated as of September 20, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

4.11

Indenture, dated as of October 11, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

4.12	Form of Senior Secured Convertible Exchange Note due December 6, 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

4.13

Indenture, dated as of October 11, 2023, by and among ProSomnus, Inc., ProSomnus Holdings, Inc. and ProSomnus Sleep Technologies, Inc., as guarantors, and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

4.14

Form of Subordinated Secured Convertible Exchange Note due April 6, 2026 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

4.15	Form of Warrant (previously filed as exhibit 4.1 of Form 8-K filed by ProSomnus with the SEC on September 21, 2023)
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

10.8	Form of Purchaser Support Agreement (previously filed as Exhibit 10.1 of Form 8-K filed by Lakeshore with the SEC on May 10, 2022).
10.9	Form of Voting and Support Agreement (previously filed as Exhibit 10.2 of Form 8-K filed by Lakeshore with the SEC on May 10, 2022).
10.10	Form of Lock-Up Agreement (previously filed as Exhibit 10.6 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
10.11	Form of Non-Competition and Non-Solicitation Agreement (previously filed as Exhibit 10.4 of Form 8-K filed by Lakeshore with the SEC on May 10, 2022).
10.12	Form of Amended and Restated Registration Rights Agreement (previously filed as Exhibit 10.5 of Form 8-K filed by Lakeshore with the SEC on May 10, 2022).
10.13+	2022 Amended Equity Incentive Plan and forms of equity agreements thereunder (previously filed as Exhibit 10.2 of Form 8-K filed by ProSomnus with the SEC on December 11, 2023).
10.14	Employment Agreement with Leonard Liptak (previously filed as Exhibit 10.11 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
10.15	Employment Agreement with Sung Kim (previously filed as Exhibit 10.14 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
10.16	Employment Agreement with Melinda Hungerman (previously filed as Exhibit 10.13 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
10.17	Employment Agreement with Laing Rikkers (previously filed as Exhibit 10.12 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
10.18	Employment Agreement with Brian Dow (incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K with the SEC on March 1, 2023).
10.19

Form of Securities Purchase Agreement, dated as of September 20, 2023, by and among ProSomnus, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

10.20

Senior Security Agreement, dated as of October 11, 2023, by and among ProSomnus, Inc., the subsidiaries of ProSomnus, Inc., from time to time party thereto, and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

10.21

Subordinated Security Agreement, dated as of October 11, 2023, by and among ProSomnus, Inc., the subsidiaries of ProSomnus, Inc., from time to time party thereto, and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

10.22+	Restated Employment Agreement by and between ProSomnus, Inc. and Dr. Mark Murphy, dated August 7, 2023 (previously filed as exhibit 10.1 on Form 10-Q with the SEC on August 9, 2023).
10.23	Form of Restricted Stock Unit Award (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
10.24	Form of executive employment agreement (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023).
10.25+*	2023 Employee Stock Purchase Plan.
14.1	Code of Ethics (previously filed as Exhibit 14.1 of Form S-1 - filed by ProSomnus with the SEC on January 9, 2023).
21.1	List of Subsidiaries of ProSomnus (previously filed as Exhibit 21.1 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
23.1*	Consent of Marcum LLP
24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Clawback Policy
101*	Inline XBRL data file.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed with this Annual Report on Form 10-K.

**Furnished with this Annual Report on Form 10-K.

+ Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2024.

PROSOMNUS, INC.

By:	/s/ Len Liptak
Name: Len Liptak
Chief Executive Officer Date: March 27, 2024

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

Signature	Title	Date

/s/ Len Liptak	Chief Executive Officer (Principal Executive Officer)	March 27, 2024
Name: Len Liptak

/s/ Brian Dow	Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024

Name: Brian Dow

/s/ Laing Rikkers	Executive Chair	March 27, 2024
Name: Laing Rikkers

/s/ Leonard Hedge	Director	March 27, 2024
Name: Leonard Hedge

/s/ William Johnson	Director	March 27, 2024
Name: William Johnson

/s/ Jason Orchard	Director	March 27, 2024
Name: Jason Orchard

/s/ Steven Pacelli	Director	March 27, 2024
Name: Steven Pacelli

/s/ Heather Rider	Director	March 27, 2024
Name: Heather Rider