Form 10-K/A
period 2023-12-31
ProSomnus, Inc.
filed 2024-04-29
CIK 1934064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-41567

PROSOMNUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-2978216
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
5675 Gibraltar Drive, Pleasanton, CA	94588
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (844) 537-5337

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	OSA OSAAW	The Nasdaq Stock Market LLC (1) The Nasdaq Stock Market LLC (1)

(1)On April 24, 2024, the Nasdaq Stock Market LLC filed a Form 25 to delist the Company’s common stock and warrants and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended. Effective April 18, 2024, the Company’s common stock and warrants have been traded on the over-the-counter market under the symbols “OSAP” and “OSAPW”, respectively.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2023, was $25.7 million. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 26, 2024, there were 17,394,064 shares of Registrant's Common Stock outstanding.

EXPLANATORY NOTE

ProSomnus, Inc. (the “Company,” “ProSomnus,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 (the “Original Form 10-K”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officers and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. One of our directors is independent within the meaning of the listing standards of The Nasdaq Stock Market (“Nasdaq”). Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

We have established corporate governance practices designed to serve the best interests of the Company and our stockholders. We are in compliance with the current corporate governance requirements imposed by the rules and regulations of the SEC and the listing standards of The Nasdaq Stock Market (“Nasdaq”). Our current Code of Ethics and charters for the standing committees of the Board are available on our investor website at https://investors.prosomnus.com/ under the heading “Corporate Governance.” The information on our website or any other website is not incorporated by reference into this Amendment No. 1.

Directors and Executive Officers

The following tables set forth the names, ages as of the date of this Amendment No. 1, and certain other information for our executive officers and each of the members of our board of directors:

Name	Age	Position
Executive Officers
Leonard Liptak	50	Chief Executive Officer and Director
Brian Dow	54	Chief Financial Officer
Sung Kim	42	Chief Technology Officer

				Current Term
Name	Class	Age	Position	Expires
Non-Executive Directors
Laing Rikkers	B	53	Chair of the Board	2024
Leonard Hedge(2)(3)	A	67	Director	2026
Heather Rider(2)(3)	B	64	Director	2024
William Johnson(1)(3)	C	66	Lead Independent Director	2025
Steven Pacelli(1)(2)	A	52	Director	2026
Jason Orchard(1)	B	47	Director	2024

________________

(1)	Member of the Audit Committee.
(2)	Member of the Nomination and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Background of Executive Officers

Leonard Liptak serves as Chief Executive Officer and Director. Mr. Liptak has served as CEO, Co-founder and Director of ProSomnus Sleep Technologies since 2016, where he has overseen the operations, strategy and financial performance of ProSomnus. From 2011 to 2016, Mr. Liptak served as President of MicroDental Laboratories, a network of dental labs that fabricate high-quality dental restorations and appliances, until its successful sale to Modern Dental Group. Prior to that, Mr. Liptak served in marketing at Stryker Neurovascular and a variety of roles at 3M, including Global Business Manager. Mr. Liptak earned his BA from Brown University and MBA from the University of Minnesota, Carlson School of Management.

Mr. Liptak’s history managing and operating ProSomnus, as well as his extensive industry knowledge, qualify him to serve on the board of directors.

Brian B. Dow has served as our Chief Financial Officer since March 2023. Mr. Dow previously served and the Chief Financial Officer of Agendia N.V., a commercial stage molecular diagnostic company, from June 2020 to February 2023, and as the Chief Financial Officer, Senior Vice President, Finance and Administration, Treasurer and Secretary of Pulse Biosciences, a medical technology company developing a novel energy-based tissue treatment platform, from November 2015 to December 2019. Prior to his tenure at Pulse, from 2010 to 2015 Mr. Dow was the Vice President and Principal Accounting Officer of Pacific Biosciences of California, a leading provider of next generation genetic sequencing instruments. Mr. Dow held a series of financial officer positions with Northstar Neuroscience, Inc., a development stage medical device company, from 2006 to 2010, most recently serving as the Chief Financial Officer. Prior to 2006, Mr. Dow had 14 years of increasing responsibilities in financial management of publicly traded companies and in public accounting as a manager with Ernst and Young. Mr. Dow is recognized as a licensed Certified Public Accountant by the Washington State Board of Accountancy and holds a Bachelor of Science in Management from the Georgia Institute of Technology.

Sung Kim serves as Chief Technology Officer. Mr. Kim is the Co-Founder of ProSomnus Sleep Technologies, serving as its Chief Technology officer since 2019 and VP of Engineering & Operations from 2016 to 2019. Mr. Kim was Director of Engineering at MicroDental Laboratories from 2013 to 2016. Prior to that, he worked for 3M Company for over 7 years holding several senior level product development and engineering positions and has either authored or co-authored several patents related to the dental and orthodontic industries. Mr. Kim earned his BS in Mechanical Engineering from California Polytechnic State University.

Background of Non-Executive Directors

Laing Rikkers serves as Chair of the Board. Ms. Rikkers has served as Director and Co-founder since 2016, including serving as Chairman from 2016 to 2018, from 2019 to 2021, and since October 2023, and Executive Chairman January 2022 to October 2023. Ms. Rikkers serves as Managing Member of HGP II, LLC and HGP III, LLC, the general partners of HealthpointCapital Partners II, LP and HealthpointCapital Partners III, LP, respectively. Ms. Rikkers has also served as Managing Director of HealthpointCapital LLC, a private equity firm and manager of the principal stockholders of ProSomnus, since 2004, and Managing Director of HealthpointCapital Management LLC from 2018 to 2022. Ms. Rikkers served as a director of MicroDental Laboratories and BioHorizons Inc., a joint venture with Henry Schein Inc., and as a board observer for multiple growth stage, dental and healthcare companies. She received her BA from Harvard University and her MA degree from Teachers College, Columbia University.

Ms. Rikkers’s history advising and managing ProSomnus in its growth and operations, as well as her significant experience advising dental and healthcare companies qualify her to serve on the board of directors.

Leonard Hedge has served as a member of the Board of Directors since 2016. He formerly served as a director at Convergent Dental, a privately owned dental equipment and technology company, MicroDental Laboratories, OrthoAccel, a privately owned dental device company, and Six Month Smiles, a private company providing dental aligners and braces. Prior to his retirement, Mr. Hedge served as Senior Vice President of Business Operations at Align Technology Inc. from 2007 to 2013. Mr. Hedge focused on the design and implementation of core business processes and cross-functional collaboration to support Align’s long-term goals and strategic initiatives. He served as Vice President of Operations at Align from 2002 to 2007 and also served as its Vice President of Manufacturing from 1999 to 2002 and helped create Align’s worldclass mass customized manufacturing technology and processes. He served as Vice President of Operations for Plynetics Express Corporation, a leading provider of product development and engineering services, from 1996 to 1998. From 1991 to 1996, he led the accelerated product development initiative at Beckman Instruments Diagnostic Systems Group as Manager for Prototype Manufacturing and Process Development. Prior to Beckman, Mr. Hedge led mechanical fabrication operations for 13 years at General Dynamics in Pomona California. Mr. Hedge received his BS from La Verne University.

Mr. Hedge’s extensive experience serving on boards of directors in the industry, as well as over forty years of experience leading and managing organizations in the defense, manufacturing, medical device and dental device sectors qualify him to serve on the board of directors.

Heather Rider has served as a director since 2022 and serves Chairman of the Compensation Committee and member of the Nomination and Corporate Governance Committee. Ms. Rider served on the board of directors of Intricon Corporation (Nasdaq: IIN), a joint development manufacturer of components for micro-medical technology, from 2020 to 2022, and has served on the board of directors of Inogen, Inc. (Nasdaq: INGN), a manufacturer of oxygen therapy technology, since 2014. From 2012 to 2013, Ms. Rider served as Vice President, Global Human Resources of Cymer, Inc., a publicly-traded supplier of light sources for semiconductor manufacturing that was acquired by ASML Holding NV in 2013. From October 2010 to September 2012, Ms. Rider served as Senior Vice President, Global Human Resources of Alphatec Holdings, Inc. (Nasdaq: ATEC), a medical device company focused on surgical treatment of spine disorders, and from 2006 to 2010, she served as Vice President, Human Resources of Intuitive Surgical, Inc. (Nasdaq: ISRG), a manufacturer of robotic surgical systems. From 2001 to 2005, Ms. Rider served as Senior Vice President of Global Human Resources of Sunrise Medical, Inc., a global manufacturer and distributor of durable medical equipment. From 1998 to 2001, Ms. Rider served as Vice President of Human Resources of Biosense Webster, a member of the Johnson & Johnson family of companies, and a medical device manufacturer. Ms. Rider earned her BA from Claremont McKenna College, and her MBA from Pepperdine Graziadio Business School.

Ms. Rider’s experience counseling high-growth and technology companies, as well as her experience working with and advising public companies, qualify her to serve on the board of directors.

William Johnson serves as Lead Independent Director and Chairman of the Audit Committee. Mr. Johnson has served as Director since 2016, including serving as Lead Independent Director since 2023, Chairman from 2018 to 2019, and Chairman of the Audit Committee from 2016 to 2018 and 2019 to present, and has been the Managing Director and Chief Financial Officer of HealthpointCapital Management, LLC since 2017. Mr. Johnson served as the Chief Executive Officer and Chief Financial Officer of MicroDental, Inc. from 2013 to 2016.

Mr. Johnson earned BS from Indiana University, Kelley School of Business, and his MBA with a concentration in Finance from Mercer University, Stetson School of Business. He is a licensed Certified Public Accountant by the State of Ohio and a Certified Financial Planner.

Mr. Johnson’s significant experience with financial reporting and accounting, as well as experience as an auditor and with financial advising and management, qualify him to serve on the board of directors.

Steven Pacelli serves as Director, Chairman of the Nomination and Corporate Governance Committee and member of the Audit Committee. Mr. Pacelli has held a variety of roles at Dexcom, Inc. over the past 15 years. Since 2021, he has served as Executive Vice President and Managing Director of Dexcom Ventures. He also served as Executive Vice President of Strategy and Corporate Development from 2012 to 2021 and a variety of other roles since 2006. Prior to Dexcom, Mr. Pacelli served as a corporate attorney specializing in finance, mergers and acquisitions, and general corporate matters, and in an executive role as general counsel of several privately held companies. Mr. Pacelli serves on the board of directors of Biocom California, the largest and most experienced leader and advocate for California’s life science sector, and on the boards of directors of several nonprofit organizations and trade groups. Mr. Pacelli earned a BS from the University of California, Los Angeles, and a JD from the University of Virginia.

Mr. Pacelli’s experience counseling high growth companies, his deep industry knowledge and his legal knowledge qualify him to serve on the board of directors.

Jason Orchard has served as a director since 2022 and serves as a member of the Audit Committee. Mr. Orchard has been with Spring Mountain Capital (“SMC”), a private investment management firm specializing in alternative asset investing, since 2004 and has served as a Managing Director since 2008. During his time at SMC he has served as Investment Analyst, Chief Financial Officer, and Portfolio Manager. In 2007, he led the firm’s initial efforts into special situation and thematic investments that have become the foundation of the SMC Total Return Fund. Today, he manages the SMC Total Return Fund and serves on the Investment Committee for the SMC’s Total Return Fund, Private Capital Fund, and West Harlem Innovation Fund. Prior to joining SMC in 2004, he was a Senior Analyst for Rutherford Asset Management LLC, which actively managed an $800 million hedge fund of funds portfolio for a private family office. Mr. Orchard has also been associated with Stern Stewart & Company as a Senior Analyst in the Financial Institutions Group and Arthur Andersen, L.L.P. as a Senior Consultant in the Strategy, Finance, and Economics Group. Mr. Orchard graduated with honors from Villanova University with a BS in Finance and is a Chartered Financial Analyst.

Mr. Orchard’s extensive industry knowledge, investment experience, and career analyzing and advising companies across sectors qualify him to serve on the board of directors.

Committees of the Board of Directors

The board of directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board has adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of ProSomnus’s website. The composition and function of each committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. The composition and responsibilities of each of the committees of the board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by the board of directors. The board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The members of the audit committee are Mr. Johnson (Chair), Mr. Pacelli, and Mr. Orchard. Our Board has determined that each of the members of the audit committee is an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee meets on at least a quarterly basis. Both the independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

The audit committee assists the Board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, and the independence and performance of our internal and external auditors. The audit committee’s principal functions include:

●	reviewing our annual audited financial statements with management and our independent auditor, including major issues regarding accounting principles, auditing practices and financial reporting that could significantly affect financial statements;

●	reviewing quarterly financial statements with management and the independent auditor, including the results of the independent auditor’s reviews of the quarterly financial statements;

●	recommending to our board of directors the appointment of, and continued evaluation of the performance of, independent auditors;

●	approving the fees to be paid to the independent auditor for audit services and approving the retention of independent auditors for non-audit services and all fees for such services;

●	reviewing periodic reports from the independent auditor regarding the auditor’s independence, including discussion of such reports with the auditor;

●	reviewing the adequacy of the overall control environment, including internal financial controls and disclosure controls and procedures; and

●	reviewing with our management and legal counsel legal matters that may have a material impact on financial statements or compliance policies and any material reports or inquiries received from regulators or governmental agencies.

Our Board has determined that Mr. Johnson qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board considered Mr. Johnson’s formal education, training, and previous experience in financial roles.

Compensation Committee

The members of the compensation committee are Ms. Rider (Chair), Mr. Johnson, and Mr. Hedge. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of the Nasdaq. The compensation committee meets from time to time to consider matters for which approval by the committee is desirable or is required by law.

The compensation committee is responsible for establishing the compensation of senior management, including salaries, bonuses, termination arrangements, and other executive officer benefits as well as director compensation. The compensation committee also administers ProSomnus’s equity incentive plans. The compensation committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Mr. Pacelli (Chair), Ms. Rider and Mr. Hedge. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a nominating committee. The nominating and corporate governance committee meets from time to time to consider matters for which approval by the committee is desirable or is required by law.

The nominating and corporate governance committee will be responsible for overseeing the selection of persons to be nominated to serve on our Board. The nominating and corporate governance committee also will be responsible for developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles.

Board Composition

Our business and affairs are organized under the direction of our Board. The Board consists of seven members. Laing Rikkers serves as Executive Chair of the Board and Mr. Johnson serves as the Lead Independent Director. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to ProSomnus’s management. The Board will meet on a regular basis and additionally as required.

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes, Class A, Class B and Class C, with members of each class serving staggered three-year terms. The directors are assigned to the following classes:

●	Class B; term will expire at our 2024 annual meeting of stockholders;

●	Class C; term will expire at our 2025 annual meeting of stockholders; and

●	Class A; term will expire at our 2026 annual meeting of stockholders.

At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

Board Oversight of Risk

Our management has day-to-day responsibility for identifying risks facing us, including implementing suitable mitigating processes and controls, assessing risks in relation to Company strategies and objectives, and appropriately managing risks in a manner that serves the best interests of the Company, our stockholders, and other stakeholders. Our Board of Directors is responsible for ensuring that an appropriate culture of risk management exists within the Company and for setting the right “tone at the top,” overseeing our aggregate risk profile, and assisting management in addressing specific risks.

Generally, various committees of our Board of Directors oversee risks associated with their respective areas of responsibility and expertise. For example, our Audit Committee oversees, reviews and discusses with management and the independent auditor risks associated with our internal controls and procedures for financial reporting and the steps management has taken to monitor and mitigate those exposures; our Audit Committee also oversees the management of other risks, including those associated with credit risk, compliance with the United States Foreign Corrupt Practices Act of 1977 and cybersecurity. Our Compensation Committee oversees the management of risks associated with our compensation policies, plans and practices. Our Nominating and Corporate Governance Committee oversees the management of risks associated with director independence and Board of Directors composition and organization. Management and other employees report to the Board of Directors and/or relevant committee from time to time on risk-related issues.

Guidelines for Selecting Director Nominees

Candidates for nomination to our Board of Directors are selected by the Nominating and Corporate Governance Committee in accordance with the committee’s charter, and our Certificate of Incorporation and Bylaws. The Nominating and Corporate Governance Committee will evaluate all candidates in the same manner and using the same criteria, regardless of the source of the recommendation.

The Nominating and Corporate Governance Committee may retain recruiting professionals to assist in identifying and evaluating candidates for director nominees. The Nominating and Corporate Governance Committee considers factors such as character, integrity, judgment, diversity of experience (including age, gender, international background, race and professional experience), independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like. The Nominating and Corporate Governance Committee considers the following minimum qualifications to be satisfied by any nominee to the Board of Directors: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board of Directors; the ability to assist and support management and make significant contributions to the Company’s success; and an understanding of the fiduciary responsibilities that is required of a member of the Board of Directors and the commitment of time and energy necessary to diligently carry out those responsibilities.

Based on the Nominating and Corporate Governance Committee’s recommendation, the Board of Directors selects director nominees and recommends them for election by our stockholders, and also fills any vacancies that may arise between annual meetings of stockholders.

The Nominating and Corporate Governance Committee will consider director candidates who are timely proposed by our stockholders in accordance with our Bylaws and other procedures established from time to time by the Nominating and Corporate Governance Committee.

Board Diversity

While we do not have a formal policy on diversity, our Board, as part of its review of potential director candidates, considers each candidate’s character, judgment, skill set, background, reputation, type and length of business experience, personal attributes, and a particular candidate’s contribution to that mix. While no particular criteria are assigned specific weights, the Board believes that the backgrounds and qualifications of our directors, as a group, should provide a composite mix of experience, knowledge, backgrounds and abilities that will allow our board of directors to be effective, collegial and responsive to the nature of our business and our needs, and satisfy the requirements of applicable the rules and regulations, including the rules and regulations of the SEC, Nasdaq, and the State of California.

 The following table provides information regarding the gender and demographic diversity of our directors, based on each director’s voluntary self-identified characteristics.

Board Diversity Matrix (as of March 31, 2024)
Total Number of Directors #	7
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	2	5	-	-
Part II: Demographic Background
White	2	5	-	-

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of ProSomnus’s code of ethics is available on its website. ProSomnus also intends to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on its website.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of ProSomnus’s officers or employees. None of ProSomnus’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our board of directors or compensation committee.

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with our board of directors, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of ProSomnus, Inc., 5675 Gibraltar Drive, Pleasanton, CA 94588. Each communication will be forwarded, depending on the subject matter, to the board of directors, the appropriate committee chairperson or all non-management directors.

Limitations of Liability and Indemnification of Directors and Officers

The Delaware General Corporation Law authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our amended and restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by Delaware law.

We have purchased and intend to maintain director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to the combined company, including matters arising under the Securities Act. Our amended and restated certificate of incorporation and by-laws also provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Our amended and restated by-laws further provide that we will indemnify any other person whom we have the power to indemnify under Delaware law. In addition, we have entered into customary indemnification agreements with each of our officers and directors.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceedings that may result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling the combined company, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Attendance

Each director is strongly encouraged to attend each annual meeting of stockholders. All seven (7) of our directors who then served on the board of directors attended the 2023 annual meeting of our stockholders.

Our corporate governance guidelines provide that directors should be prepared for and attend Board meetings and actively participate in Board discussions. The Board met thirteen times in 2023. Each director attended at least 75% of all board and committee meetings for which the director was a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of our Common Stock, to file reports of securities ownership and changes in such ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons that no Form 5 is required, we believe that during the fiscal year ended December 31, 2023, all directors, executive officers, and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them on a timely basis, except for: a Form 3/A with respect to each of Laing Rikkers, Heather Rider, Steven Pacelli and William Johnson, each of which was filed on February 16, 2024 to rectify unintentional underreporting in her or his initial Form 3, each of which was initially filed on December 7, 2022.

Item 11. Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or “NEOs.” This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

This section discusses material components of the executive compensation programs for ProSomnus’s executive officers who are named in the “Summary Compensation Table” below. In 2023, ProSomnus’s “named executive officers” and their positions were as follows:

●Leonard Liptak, Chief Executive Officer;
●Brian Dow, Chief Financial Officer (from March 1, 2023)(1);
●Sung Kim, Chief Technology Officer;

(1)	Mr. Dow joined the Company as Chief Financial Officer on March 1, 2023.

This discussion may contain forward-looking statements that are based on ProSomnus’s current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer and each of our other executive officers for the year ending December 31, 2023, together referred to as our named executive officers.

			Performance	Non-Equity
			Plan	Incentive Plan
		Salary	Compensation	Compensation	Total
Name and Position	Year	($)	($)(3)	($) (2)	($)
Leonard Liptak	2023	500,000	956,182	242,813	1,698,995
Chief Executive Officer	2022	333,750	480,570	631,597	1,445,917
Brian Dow	2023	315,404	512,591	131,863	959,858
Chief Financial Officer (1)	2022	—	—	—	—
Sung Kim	2023	300,000	892,057	106,125	1,298,182
Chief Technology Officer	2022	205,006	108,199	249,625	562,830

(1)	Mr. Dow joined the Company as Chief Financial Officer on March 1, 2023.
(2)	For the fiscal year ended December 31, 2023, each of the named executive officers was eligible to earn an annual cash bonus based on the achievement of certain corporate and individual performance milestones. Amounts reflected are paid in the year subsequent to the performance year.
(3)	This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the equity stock awards granted to our NEOs. The assumptions used in the valuation of these awards are described in the notes to our consolidated financial statements, which are included in our Form 10-K. As described in the notes to the Form 10-K, we generally estimate the grant date fair value of equity stock awards based on the closing market price of our common stock on the date of grant; for equity stock award’s subject to transfer restrictions, the estimated grant date fair value is adjusted to account for those restrictions. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by our NEOs.

Outstanding Equity Awards 2023 fiscal year

The following table summarizes information about the non-equity incentive awards and equity based awards granted to our named executive officers in the fiscal year 2023:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Len Liptak	-	278,323	278,323	$5.20	1/30/2033	168,750	$165,375	168,750	-
Brian Dow	-	147,390	147,390	$5.23	3/1/2033	93,750	$91,875	93,750	-
Sung Kim		278,323	278,323	$5.20	1/30/2033	93,750	$91,875	93,750	-

(1) The market value of RSUs granted under our 2022 Plan is based on the closing price of our common stock on December 29, 2023 of $0.98.

Retirement Plans

ProSomnus currently maintains a 401(k) plan for its employees, including named executives, who satisfy certain eligibility requirements. ProSomnus’s named executives are eligible to participate in its 401(k) plan on the same terms as other eligible employees. ProSomnus believes that providing a 401(k) plan enhances the desirability of its executive compensation package, and further incentivizes its employees, including named executives, to perform.

Employee Benefits

All of ProSomnus’s eligible employees, including named executives, may participate in its health and benefits plans, including:

●Medical, dental and vision benefits;
●Flexible spending accounts;
●Life insurance;
●Short and long-term disability insurance.

ProSomnus believes the aforementioned benefits are necessary and appropriate to providing a competitive compensation package to eligible employees, including named executives.

Employment Agreements

We have employment agreements with Leonard Liptak, Chief Executive Officer; Brian Dow, Chief Financial Officer; and Sung Kim, Chief Technology Officer

The executives’ employment agreements provide for “at will” employment until terminated by the executive or the Company. The employment agreements may be terminated: by us upon death or disability, or with or without cause; by the executive with our without good reason; or terminated by mutual agreement. If the employment agreement is terminated by death or disability, we shall pay the executive or his or her estate any accrued salary, unpaid bonus, pro-rata bonus for the current year, and accrued and unused vacation benefits. If the employment agreement is terminated by us for cause, by the executive without good reason, or in mutual agreement, we shall pay the executive any accrued salary, unpaid bonus, pro-rata bonus for the current year, and accrued and unused vacation benefits. If the employment agreement is terminated by us without cause or by the executive for good reason, we shall pay the executive all accrued and unpaid salary, bonus and benefits, plus twelve months’ salary for the Chief Executive Officer, and six months’ salary for the other executives, plus 12 months’ insurance benefit.

Mr. Liptak, Mr. Dow, and Mr. Kim are entitled to receive an annual base salary of $500,000, $385,000, and $300,000, respectively, and performance-based incentive compensation up to 75%, 50%, and 50% of base salary, respectively, at such time and such performance thresholds to be determined from time to time by our Board. Such incentive compensation may take the form of cash or stock payments.

The employment agreements also provide the executives with benefits in the event of termination without cause or if the executive resigns for good reason. In such an event, the executives are entitled to receive (i) continuing payments of the executive’s then-current base salary for a period of 6 to 12 months following termination of employment, less applicable withholdings, (ii) any unpaid or undetermined cash bonus from the prior year plus a portion of the current year cash bonus (iii) accelerated vesting as to all or a portion of the executive’s then outstanding and unvested equity grants, and (iv) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for the executive and their respective dependents until the earlier of (A) the executive or their eligible dependents become covered under similar plans, or (B) a period of 12 months.

Director Compensation

During 2023, the Board of Directors implemented a cash compensation program non-employee directors for leadership and service on the Board and standing committees. The following table outlines compensation for the established board roles.

	Board	Audit	Compensation	Nominating
Chair	$85,000	$20,000	$15,000	$10,000
Member	$40,000	$10,000	$7,500	$5,000

The Board of Directors also implemented an equity compensation program in which each non-employee director receives an annual option grant to purchase 24,000 shares. The grants vest over four years year and are priced at the closing price on the date of grant.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Laing Rikkers (1)	-	-	-	-	-	17,074	17,074
Leonard Hedge	39,375	-	66,406	-	-	-	105,781
William Johnson	50,625	-	66,406	-	-	-	117,031
Jason Orchard	37,500	-	66,406	-	-	-	103,906
Heather Rider	45,000	-	66,406	-	-	-	111,406
Steven Pacelli	45,000	-	66,406	-	-	-	111,406

(1) Laing Rikkers was compensated as an employee through 10/16/2023, after which she received consulting fees and COBRA payments

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the Board of Directors are Heather Rider (Chair), Bill Johnson, and Len Hedge. None of the members of the compensation committee was at any time one of ProSomnus’s officers or employees. None of ProSomnus’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or Board of Directors of any other entity that has one or more executive officers that will serve as a member of our Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 31, 2024 by:

•each person known by us to be the beneficial owner of more than 5% of any class of our common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Common Stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

In the table below, percentage ownership is based on 17,388,599 shares of common stock outstanding as of December 31, 2023. The table below does not include the Preferred Financing Shares that are not issuable prior to obtaining stockholder approval.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 5675 Gibraltar Drive, Pleasanton, CA 94588.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class of Shares Beneficially Owned
Directors and Named Executive Officers:
Leonard Liptak (1)	635,291	3.7%
Laing Rikkers (2)	1,044,923	6.0%
Sung Kim	176,897	1.0
Brian Dow	136,848	*
William Johnson	82,526	*
Leonard Hedge	76,255	*
Jason Orchard	6,000	*
Steven Pacelli	24,200	*
Heather Rider	15,100	*
All executive officers and directors as a group (9 individuals)(3)	2,198,039	12.6%
Greater than Five Percent Holders:
HealthpointCapital, LLC(4)	6,553,664	37.7%
SMC Holdings II, LP(5)	5,774,552	33.2%

______________________

*Less than 1%
(1)	Consists of (i) 465,710 shares of common stock held directly by Mr. Liptak, (ii) 50,000 shares of common stock issuable upon conversion of shares of Series A Preferred Stock within 60 days of December 31, 2023 held directly by Mr. Liptak, (iii) 50,000 common stock warrants currently exercisable within 60 days, and (iv) 69,580 vested options for common stock.

(2)	Consists of (i) 419,207 shares of common stock held directly by Ms. Rikkers, (ii) 141,035 shares of common stock held by Trust f/b/o Laing Foster Rikkers UAD April 29, 1983, (iii) 7,550 shares of common stock held by Leander Swift Rikkers 2002 Trust, (iv) 7,550 shares of common stock held by Laura Laing Rikkers 2004 Trust UAD, (v) 25,000 shares of common stock issuable upon conversion of shares of Series A Preferred Stock within 60 days of December 31, 2023 held by Leander Swift Rikkers 2002 Trust, (vi) 25,000 shares of common stock issuable upon conversion of shares of Series A Preferred Stock within 60 days of December 31, 2023 held by Laura Laing Rikkers 2004 Trust UAD, (vii) 150,000 shares of common stock issuable upon conversion of shares of Series A Preferred Stock within 60 days of December 31, 2023 held by Trust f/b/o Laing Foster Rikkers UAD April 29, 1983, (viii) 50,000 common stock warrants currently exercisable within 60 days, and (ix) 69,581 vested options for common stock. Ms. Rikkers serves as the trustee of the Leander Swift Rikkers 2002 Trust, Laura Laing Rikkers 2004 Trust UAD, and Trust f/b/o Laing Foster Rikkers UAD April 29, 1983, and disclaims beneficial ownership of the shares held by each of the trusts to the extent that she does not have a pecuniary interest in them. Ms. Rikkers serves on the investment committee at HealthpointCapital, LLC, but does not have beneficial ownership over shares held by the HPC Funds. Ms. Rikkers disclaims beneficial ownership of shares held by the HPC Funds, except to the extent of any pecuniary interest therein.
(3)	Consists of an aggregate of (i) 1,322,449 shares of common stock held directly or indirectly by our directors and executive officers and (ii) 300,000 shares of common stock issuable upon conversion of shares of Series A Preferred Stock within 60 days of December 31, 2023 held directly or indirectly by our directors and executive officers.

(4)	According to a Schedule 13D filed by the stockholder with the SEC on December 16, 2022 reporting stock ownership as of December 6, 2022, consists of (i) 540,220 shares of common stock held by HealthpointCapital Partners, LP, (ii) 4,348,552 shares of common stock held by HealthpointCapital Partners II, LP, (iii) 1,646,677 shares of common stock held by HealthpointCapital Partners III, LP and (iv) 18,215 shares of common stock held by HealthpointCapital LLC, for each of which HMC, LLC is the investment manager. HMC, LLC is wholly owned by HealthpointCapital, LLC. HGP, LLC is the general partner of HealthpointCapital Partners, LP. HGP II, LLC is the general partner of HCP II Co-Invest Vehicle LP and HealthpointCapital Partners II, LP. HGP III, LLC is the general partner of HealthpointCapital Partners III, LP. Voting and dispositive power over the shares is held by an investment committee at HealthpointCapital, LLC, composed of more than three individuals, one of whom is Ms. Rikkers and none of whom have beneficial ownership over the shares. Ms. Rikkers disclaims beneficial ownership of such shares held by the HPC Funds, except to the extent of any pecuniary interest therein. HPC’s address is 3708 Ashford Place, Greenville, NC 27858.
(5)	Consists of (i) 246,068 shares of common stock held directly by SMC Holdings II, LP, a Delaware limited partnership (“SMC”), (ii) 3,300,000 shares of common stock held directly by SMC, and (iii) 2,228,484 shares of common stock warrants currently exercisable within 60 days. Such shares held by SMC may be deemed to be indirectly beneficially owned by SMC Holdings II G.P., LLC, a Delaware limited liability company (“SMC GP”), as general partner of SMC. Such shares held by SMC may also be deemed to be indirectly beneficially owned by each of John L. Steffens and Gregory P. Ho, as the managing members of SMC GP. Each of SMC GP, Mr. Steffens and Mr. Ho disclaims beneficial ownership of the shares except to the extent of their respective pecuniary interests therein. SMC’s address is c/o Spring Mountain Capital, LP, 650 Madison Avenue, 20th Floor, New York, NY 10022.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2023, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing and future awards under our 2022 Equity Incentive Plan.

			Number of
			Securities
			Remaining
			Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants,	Options, Warrants,	Reflected in
	Rights and RSUs	Rights and RSUs	Column (A))
Plan Category
Equity compensation plans approved by security holders:			5,889,525
Options	1,562,496	$4.67	N/A
RSUs	543,750	$0.86	N/A
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,106,247		5,889,525

On October 13, 2023, the compensation committee of the Board of Directors approved restricted stock unit (“RSU”) awards to Mr. Liptak, our Chief Executive Officer, covering 168,750 shares of common stock, and Ms. Rikkers, our Executive Chair, covering 192,500 shares of common stock, to become effective on October 16, 2023 in accordance with our equity grant policy. The RSU awards will be scheduled to vest on October 15, 2025, subject to the individual continuing to provide services to the Company through that date and subject further to certain vesting acceleration provisions in the event of a termination of service by the Company without cause, a change in control of the company, or in the event of the individual’s death or disability.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2023 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of our average total assets, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.” For the purposes of this section, “Lakeshore” refers to Lakeshore Acquisition I Corp. prior to the Business Combination.

Related Person Policy

Our code of ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations includes any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving us. Our code of ethics is in writing and can be found on our investor relations website as investors.prosomnus.com.

In addition, our audit committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all the members of the audit committee is required to approve a related party transaction.

Certain Transactions of ProSomnus

ProSomnus is party to the following transactions in which related parties of ProSomnus have a material interest:

Non-Competition and Non-Solicitation Agreement

On December 6, 2022, Lakeshore, ProSomnus and each of Leonard Liptak, Sung Kim, Melinda Hungerman and Laing Rikkers (the “Key Management Members”) management members and directors of the Company, entered into non-competition and non-solicitation agreements (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which the Key Management Members and their affiliates will agree not to compete with Lakeshore during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities. The agreements also contain customary non-disparagement and confidentiality provisions.

Indemnification Agreements

On December 6, 2022, ProSomnus entered into indemnification agreements, dated as of the Closing Date, with each of ProSomnus’s directors and executive officers. Each indemnification agreement provides for indemnification and advancements by ProSomnus of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to ProSomnus or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Employment Agreements and Other Transactions with Executive Officers

ProSomnus has entered into employment agreements and offer letter agreements with certain of its executive officers and reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of ProSomnus. See the section entitled “Information About ProSomnus — Executive Compensation — ProSomnus’s Executive Officer and Board Member Compensation.”

Equity Grants

We have granted stock options and RSUs to certain of our executive officers and members of our board of directors. See “Item 11 - Executive Compensation.”

Securities Purchase Agreement

On September 20, 2023, we entered into the Securities Purchase Agreement with the investors named therein, including director Laing Rikkers, and entities with which she is affiliated, Leonard Liptak our CEO, Brian Dow our CFO, John Foster (an immediate family member of our Chair), Joseph Fitzpatrick (an affiliate of HealthpointCapital, LLC, our controlling stockholder) and investment funds of Spring Mountain Capital (where Jason Orchard, a member of our board of directors serves as a Managing Director). Pursuant to the Securities Purchase Agreement, we issued such investors (i) shares of our Series A Preferred Stock at a per share purchase price of $1,000 and (ii) Transaction Warrants to purchase 1,000 shares of Common Stock for each share of Series A Preferred Stock purchased by such investor at an exercise price of $1.00 per share. The aggregate value to us of the transactions under the Securities Purchase Agreement with our related parties is $4,050,000.

Note Exchange

Pursuant to the Securities Purchase Agreement, with respect to investors that held our Initial Notes, such investors agreed to issue new convertible notes on substantially similar terms to the Exchange Notes other than that such Exchange Notes will be convertible into shares of our Common Stock at an effective price of $1.00 per share subject to the terms and conditions of the applicable new indenture pursuant to which the applicable series of notes will be issued by us, in exchange for such investor’s portion of the principal amount outstanding of the Existing Notes pursuant to an exchange agreement that we would enter into as soon as practicable following September 20, 2023. On October 11, 2023, we issued $3,256,549 in aggregate principal amount of our Exchange Notes in exchange for $3,256,549 principal amount of the Existing Notes to investment funds of Spring Mountain Capital (where Jason Orchard, a member of our board of directors serves as a Managing Director). In exchange for issuing the Exchange Notes pursuant to the exchange transactions, we received and cancelled the Existing Notes exchanged therefor.

Transaction Voting Support Agreement

In connection with the Preferred Financing, we entered into a Voting Support Agreement, dated as of September 20, 2023, with certain of our stockholders, including director Laing Rikkers (and entities with which she is affiliated), Leonard Liptak our CEO, Brian

Dow our CFO, John Foster (an immediate family member of our Chair), and Joseph Fitzpatrick (an affiliate of HealthpointCapital, LLC, our controlling stockholder) and investment funds of Spring Mountain Capital (where Jason Orchard, a member of our board of directors, serves as a Managing Director). The Voting Support Agreement provides, among other things, that the stockholders party thereto shall, with respect to the outstanding shares of Common Stock beneficially owned by such stockholders as of October 20, 2023 (the “Covered Shares”), (i) if and when a stockholder meeting is held, appear at such meeting (and at every adjournment or postponement thereof) or otherwise cause the Covered Shares to be counted as present thereat for the purpose of establishing a quorum, (ii) vote, or cause to be voted (including via proxy), at such meeting all of the Covered Shares beneficially owned as of the record date for such meeting to approve any matters necessary or reasonably requested by us for consummation of the transactions contemplated by the Securities Purchase Agreement and the Exchange Agreements and facilitate our issuance of the Common Stock issuable upon exercise or exchange of the securities issued pursuant to the Securities Purchase Agreement that may be deemed to be equity compensation under the rules of Nasdaq and (iii) revoke or cause the holder(s) of record of any Covered Shares to revoke any and all previous proxies granted with respect to the Covered Shares. The Covered Shares represented a majority of the outstanding Common Stock as of the date of the Transaction Voting Support Agreement.

Bridge Note Transaction

On April 17, 2024 we issued and sold to certain existing ProSomnus investors $2,000,000 aggregate principal amount of the Company’s Senior Secured Convertible Notes due December 6, 2025 (“Notes”).  In connection with this financing we issued $661,773 in aggregate principal amount of Notes to investment funds of Spring Mountain Capital (where Jason Orchard, a member of our board of directors serves as a Managing Director).

Director Independence

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Messrs. Hedge, Johnson, Orchard, and Pacelli and Ms. Rider, representing five of our seven directors, has or has had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The NASDAQ Stock Market.

Our Board of Directors also determined that the directors who comprise our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules, including Rule 10A-3 of the Exchange Act, and the rules of The NASDAQ Stock Market. In making this determination, our Board of Directors considered the relationships that each non-employee director has or has had with our company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

The Board of Directors believes that the independence of the Board members satisfies the independence standards established by applicable SEC rules and the rules of The NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Marcum LLP, Portland Maine, PCAOB ID Number: 688. We have paid or expect to pay the following fees to Marcum LLP for work performed during the last two fiscal years attributable to the audit of our 2023 and 2022 consolidated financial statements:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees paid to Marcum LLP	$380,070	$196,000
Audit-Related Fees paid to Marcum LLP	—	97,000
Tax Fees paid to Marcum LLP	—	—
All Other Fees paid to Marcum LLP	—	8,093
TOTAL FEES PAID TO MARCUM LLP	$380,070	$301,093

We paid the following fees to SingerLewak for services rendered in connection with reporting during Fiscal Years 2023 and 2022:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Audit Fees paid to SingerLewak	$—	$—

Audit-Related Fees paid to SingerLewak	—	83,479

Tax Fees paid to SingerLewak	—	—

All Other Fees paid to SingerLewak	—	2,549

TOTAL FEES PAID TO SINGERLEWAK	$—	$86,028

Audit Fees.   Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly interim financial statements in accordance with generally accepted auditing standards. This category contains fees for comfort letters, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees.   Audit-related fees are assurance related services that traditionally are performed by the independent accountant, not included in the Audit Fees category above, including statutory audits.

Tax Fees.   Tax fees include corporate and subsidiary compliance and consulting.

All Other Fees.   Fees for other services would include fees for products and services other than the services reported above, including any non-audit fees.

Pre-Approval Policies and Procedures

The Audit Committee has established, and our Board of Directors has approved, a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Marcum, the Company’s independent registered accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered accounting firm in order to assure that the provision of such services does not impair the firm’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

The financial statements are included in Item 8 of the Original Form 10-K.

 (2) Financial Statement Schedules

The financial statement schedules are included in Item 8 of the Original Form 10-K.

 (3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1.

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
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).

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

10.22+	Restated Employment Agreement by and between ProSomnus, Inc. and Dr. Mark Murphy, dated August 7, 2023 (previously filed as exhibit 10.1 on Form 10-Q with the SEC on August 9, 2023).
10.23	Form of Restricted Stock Unit Award (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
10.24	Form of executive employment agreement (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023).
10.25+	2023 Employee Stock Purchase Plan (previously filed as Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
14.1	Code of Ethics (previously filed as Exhibit 14.1 of Form S-1 - filed by ProSomnus with the SEC on January 9, 2023).
21.1	List of Subsidiaries of ProSomnus (previously filed as Exhibit 21.1 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
23.1	Consent of Marcum LLP (previously filed as exhibit 23.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
24.1	Power of Attorney (previously filed as exhibit 24.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
97.1	Clawback Policy (previously filed as Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
101*	Inline XBRL data file.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed with this Annual Report on Form 10-K.

+ Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2024.

PROSOMNUS, INC.

By:	/s/ Len Liptak
Name: Len Liptak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Len Liptak	Chief Executive Officer (Principal Executive Officer)	April 29, 2024
Name: Len Liptak

/s/ Brian Dow	Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	April 29, 2024

Name: Brian Dow

	Executive Chair	April 29, 2024
Name: Laing Rikkers

	Director	April 29, 2024
Name: Leonard Hedge

	Director	April 29, 2024
Name: William Johnson

	Director	April 29, 2024
Name: Jason Orchard

	Director	April 29, 2024
Name: Steven Pacelli

	Director	April 29, 2024
Name: Heather Rider
By:	/s/ Len Liptak
Name: Len Liptak
Attorney-in-Fact