Form 10-Q
period 2024-03-31
ProSomnus, Inc.
filed 2024-05-20
CIK 1934064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(844) 537-5337

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	(1)	(1)
Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	(1)	(1)

(1)On April 24, 2024, the Nasdaq Stock Market LLC filed a Form 25 to delist the Company’s common stock and warrants and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended. Since April 18, 2024, the Company’s Common Stock and Warrants have been traded on the over-the-counter market under the symbols “OSAP” and “OSAPW”, respectively.

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

Large accelerated filer	☐	Accelerated filer	¨
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 10, 2024, there were 17,394,064 shares of the registrant’s common stock outstanding.

PROSOMNUS, INC.

		Page

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2024 and 2023	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	39

Part II	Other Information	40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Exhibit Index		42

Signatures		43

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSOMNUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts and par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$3,477	$6,363
Restricted cash	700	700
Accounts receivable, net	4,339	3,839
Inventory	2,023	2,039
Prepaid expenses and other current assets	1,111	1,369
Total current assets	11,650	14,310
Property and equipment, net	3,166	3,358
Finance lease right-of-use assets	3,603	3,265
Operating lease right-of-use assets	4,981	5,069
Other assets	479	285
Total assets	$23,879	$26,287

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,532	$4,047
Accrued expenses and other current liabilities	5,646	6,756
Equipment financing obligation	59	57
Finance lease liabilities	1,117	1,052
Operating lease liabilities	318	304
Senior Convertible Notes at fair value, current portion	12,734	2,125
Subordinated Convertible Notes at fair value	14,551	—
Total current liabilities	38,957	14,341
Equipment financing obligation, net of current portion	113	129
Finance lease liabilities, net of current portion	2,256	2,009
Operating lease liabilities, net of current portion	5,134	5,221
Senior Convertible Notes at fair value, net of current portion	—	12,152
Subordinated Convertible Notes at fair value	—	18,320
Earnout and warrant liability	168	716
Total liabilities	46,628	52,888

Commitments and contingencies
Redeemable convertible preferred stock:
Redeemable Convertible Series A Preferred Stock, $0.0001 par value, stated value $1,000; 25,000 shares designated at March 31, 2024 and December 31, 2023; 9,436 shares issued and outstanding at March 31, 2024 and December 31, 2023; liquidation preference of $14,154 at March 31, 2024 and December 31, 2023	11,555	11,555
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,500,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 17,394,064 and 17,388,599 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	197,142	196,731
Accumulated deficit	(231,448)	(234,889)
Total stockholders’ deficit	(34,304)	(38,156)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$23,879	$26,287

See accompanying notes to unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$7,458	$5,808

Operating expenses:
Cost of revenue	3,833	2,756
Sales and marketing	1,976	2,824
General and administrative	2,485	3,353
Research and development	955	1,019
Total operating expenses	9,249	9,952

Net loss from operations	(1,791)	(4,144)

Other income (expense)
Interest expense, net	(1,146)	(1,172)
Change in fair value of earnout liability	490	1,500
Change in fair value of debt	5,885	(1,827)
Change in fair value of warrant liability	58	(843)
Other expense, net	(55)	(406)
Total other income (expense), net	5,232	(2,748)

Net income (loss)	$3,441	$(6,892)

Net income (loss) per share attributable to common stockholders
Basic	$0.20	$(0.43)
Diluted	$(0.02)	$(0.43)

Weighted average shares of Common Stock used in per share calculation:
Basic	17,392,983	16,041,464
Diluted	64,618,931	16,041,464

See accompanying notes to unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended March 31, 2024

(In thousands, except share data)

	Redeemable Convertible
	Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	9,436	$11,555	17,388,599	$2	$196,731	$(234,889)	$(38,156)
Issuance of shares, net	—	—	5,465	—	—	—	—
Issuance costs - ProSomnus Inc.	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	—	414	—	414
Net income	—	—	—	—	—	3,441	3,441
Balance as of March 31, 2024	9,436	$11,555	17,394,064	$2	$197,142	$(231,448)	$(34,304)

For the three months ended March 31, 2023

(In thousands, except share data)

	Redeemable Convertible
	Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	16,041,464	$2	$190,299	$(210,795)	$(20,494)
Stock-based compensation expense	—	—	—	—	226	—	226
Net loss	—	—	—	—	—	(6,892)	(6,892)
Balance as of March 31, 2023	—	$—	16,041,464	$2	$190,525	$(217,687)	$(27,160)

See accompanying notes to unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,441	$(6,892)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	226	167
Amortization of assets obtained under finance leases	265	180
Amortization of operating right-of-use assets	88	136
Noncash interest	572	1,101
Allowance for credit losses	32	139
Stock-based compensation	414	226
Change in fair value of earnout liability	(490)	(1,500)
Change in fair value of debt	(5,885)	1,827
Change in fair value of warrant liability	(58)	843
Loss on disposal of property and equipment	—	117
Right-of-use asset impairment	—	274
Other non-cash operating expense	23	100
Changes in operating assets and liabilities:
Accounts receivable	(532)	41
Inventory	16	(118)
Prepaid expenses and other current assets	258	276
Other assets	(194)	—
Accounts payable	485	(792)
Accrued expenses and other current liabilities	(1,110)	708
Operating lease liabilities	(73)	75
Net cash used in operating activities	(2,522)	(3,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34)	(975)
Net cash used in investing activities	(34)	(975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligations	(316)	(274)
Principal payments on equipment financing obligation	(14)	(15)
Net cash used in financing activities	(330)	(289)
Net change in cash and restricted cash	(2,886)	(4,356)
Cash and restricted cash at beginning of period	7,063	15,916
Cash and restricted cash at end of period	$4,177	$11,560

Supplemental disclosure of cash flow information:
Cash paid for interest	$457	$—

Supplemental disclosure of noncash investing and financing activities:
ROU assets obtained in exchange for finance lease obligations	$628	$—

See accompanying notes to unaudited condensed consolidated financial statements.

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

NOTE 2 — BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 27, 2024.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any future periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

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

As discussed further in Note 14- Subsequent Events, on May 7, 2024 (the “Petition Date”), the Company voluntarily entered into a Restructuring Support Agreement (including all exhibits thereto, collectively, the “RSA”) with (i) certain of its existing affiliates and subsidiaries (as set forth in the RSA, and together with the Company, the “Company Parties”); and (ii) certain sponsoring Senior Noteholders and Subordinated Noteholders (the “Sponsoring Noteholders”). The Company commenced a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Company, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Company or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including cash and managed accessibility, forecasted future cash flows and the Company’s obligations due one year from the issuance date of the financial statements. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession entity pursuant to the Bankruptcy Code, the Company may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited Interim Consolidated Financial Statements. Further, the Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited Interim Condensed Consolidated Balance Sheet as of March 31, 2024 and going forward. In performing this evaluation, management concluded that under the standards of ASC 205-40, substantial doubt exists about the Company’s ability to continue as a going concern due to the risks and uncertainties surrounding the Chapter 11 Cases, the defaults under the Company’s debt agreements and the Company’s financial condition. The Company’s future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. The Company’s condensed consolidated financial statements included herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and instead have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of the Company’s liabilities and commitments incurred in the normal course of business.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management’s Plans Related to Going Concern

The Company’s ability to continue as a going concern depends principally on its ability to successfully exit the Chapter 11 Cases, including the completion of the financings proposed within the RSA. Upon the successful exit from the Chapter 11 Cases, the Company’s ability to continue as a going concern will depend upon its ability to execute on its plans to achieve revenue growth forecast, control operating costs, and obtain additional financing. The Company’s successful exit from the Chapter 11 Cases, the outcome of such exit, and the Company’s post exit operating plans are subject to many factors currently unknown and there can be no assurance that the current operating plan or cash flow break-even plan will be achieved in the time frame anticipated by the Company.

The Company has entered into a RSA with certain of its Sponsoring Noteholders.  The material terms include an aggregate of $20.0 million of potential capital to the Company, including through a debtor-in-possession credit facility and potential new-money equity. The Sponsoring Noteholders have committed to provide an $13.0 million credit facility, of which $6.5 million has been provided, and to consummate a new-money equity capital raise in an amount of at least $9.0 million to be funded upon exit from the Chapter 11 Cases.

Although the Company intends to pursue the RSA in accordance with the stated terms; there can be no assurance that the Company will be successful in completing the Restructuring, whether on the same or different terms than those provided in the RSA.

In addition to the Chapter 11 Cases, based on the Company’s current level of expenditures and future cash flow projections, the Company believes it’s current unrestricted cash balance will not be sufficient for the Company to continue operations as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additionally, the indentures governing the Company’s Senior Convertible Notes and Subordinated Convertible Notes (as defined below and, collectively the “Convertible Notes”) contain monthly and quarterly financial covenants. Failure to comply with the covenants or obtain a waiver and extension from the holders of each series of our Convertible Notes could result in an event of default under each of the indentures governing our Convertible Notes and result in an acceleration of the Convertible Notes. The Company believes these factors raise substantial doubt about its ability to continue as a going concern.

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

The Company sells its products to customers primarily in North America and Europe. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. No customers exceeded more than 10% of the Company’s revenue or accounts receivables as of and for the three months ended March 31, 2024 and December 31, 2023.

The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2024 and December 31, 2023, the Company had $3.9 million and $6.8 million in excess of the FDIC insured limit, respectively. The Company’s investment policy, which is predicated on capital preservation and liquidity, limits investments to instruments denominated and payable in US dollars. The Company believes its credit risk is mitigated due to the high quality of the banks in which it places its deposits. Historically, the Company has not experienced significant credit losses from financial instruments.

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

The Company’s financial instruments consist primarily of cash, accounts receivable (net of allowance for doubtful accounts), accounts payable and accrued expenses, long-term debt instruments, earnout and warrant liabilities.

The carrying amounts of financial instruments such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. The carrying value of the Company’s equipment financing obligation is considered to approximate its fair value because the interest rate is comparable to current rates for financing available to the Company. Under the fair value option as prescribed by FASB Accounting Standards Codification (“ASC”) 825, Financial Instruments, The Company has elected to record the Company’s convertible debt instruments at fair value. The Company’s earnout and warrant liabilities are presented at fair value on the condensed consolidated balance sheets.

The following tables provide a summary of the financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Senior Convertible Notes	$12,734	$—	$—	$12,734
Subordinated Convertible Notes	14,551	—	—	14,551
Earnout liability	130	—	—	130
Warrant liability	38	—	—	38

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Senior Convertible Notes	$14,277	$—	$—	$14,277
Subordinated Convertible Notes	18,320	—	—	18,320
Earnout liability	620	—	—	620
Warrant liability	96	—	—	96

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Restricted Cash

The Company’s restricted cash as of March 31, 2024 and December 31, 2023 of $0.7 million consisted of a letter of credit on hand with the Company's financial institution as collateral for an office lease.

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily include property and equipment and finance and operating right-of-use assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or the fair value less costs to sell. During 2023, the Company moved to its new headquarters and principal manufacturing facility. Upon moving, the Company expensed a total of $0.3 million relating to the carrying value of the remaining leasehold improvements and amounts due under the remaining lease term of the previous facility. The right-of-use asset and leasehold improvements charge was recorded in other expense, net in the consolidated statements of operations for the year ended December 31, 2023.

Senior and Subordinated Convertible Notes

The Company accounts for its Notes, as derivatives in accordance with, ASC 815, Derivatives and Hedging, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and remeasured at each subsequent reporting period, and recorded within Convertible Notes, net on the accompanying condensed consolidated balance sheets and changes in fair value recorded in other expense within the condensed consolidated statements of operations. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

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

Revenue Recognition

The Company creates customized precision milled intraoral medical devices and recognizes revenue upon meeting the following criteria:

●	Identifying the contract with a customer: Customers submit an order in the form of a prescription and oral scan to the Company.
●	Identifying the performance obligations within the contract: The sole performance obligation is the delivery of a completed customized intraoral device.
●	Determining the transaction price: Prices are determined by standardized pricing sheets and adjusted for discounts, allowances and remakes.
●	Allocating the transaction price to the performance obligations: The full transaction price is allocated to the completed intraoral device as it is the only element in the transaction.
●	Recognizing revenue as the performance obligation is satisfied at a point in time: revenue is recognized upon transfer of control which occurs upon shipment of the product.

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

Net income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to Common Stockholders is calculated by dividing the net income (loss) attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period, without consideration of potentially dilutive securities.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation, common stock options, RSU awards, Convertible Series A Preferred Stock, warrants to purchase common stock, earnout shares, and convertible notes are considered to be potentially dilutive securities. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

During November 2023, the FASB issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures. The new FASB guidance requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The FASB issued the new guidance primarily to provide financial statements users with more disaggregated expense information about a public entity’s reportable segments. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The guidance is effective for the Company’s 2024 Form 10-K. The Company is currently evaluating the impact of adoption on the Company’s consolidated financial statements and its related disclosures.

In December 2023, the FASB released ASU 2023-09, titled "Enhancements to Income Tax Disclosures," with the aim of improving the clarity and usefulness of income tax disclosures. The update focuses primarily on enhancing disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for annual reporting periods starting after December 15, 2024, with early adoption permitted. While the changes prescribed by ASU 2023-09 are implemented prospectively, retrospective application is also allowed. The Company has chosen not to early adopt this standard and is currently evaluating the impact of adoption on the Company’s consolidated financial statements and its related disclosures.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any other accounting pronouncements issued through the date of this report will have a material impact on the Company's consolidated financial statements.

NOTE 3 — INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$1,861	$1,967
Work-in-process	162	72
	$2,023	$2,039

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Manufacturing equipment	$4,042	$4,042
Computers and software	1,213	1,200
Construction in progress	20	—
Leasehold improvements	846	846
	6,121	6,088
Less: accumulated depreciation	(2,955)	(2,730)
Property and equipment, net	$3,166	$3,358

Depreciation and amortization expense for property and equipment was $0.2 million for both the three months ended March 31, 2024 and 2023, respectively.

The Company disposed property and equipment assets of $0.7 million which had an accumulated depreciation of $0.6 million during the three months ended March 31, 2023. The resulting $0.1 million loss on disposal is reflected in the condensed consolidated statement of operations as other expense.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation related accruals	$2,397	$3,387
Marketing programs	1,293	934
Interest	695	382
Warranty	465	465
Professional fees	635	632
Inventory purchases and freight	—	613
Other	161	343
	$5,646	$6,756

NOTE 6 — LEASES

The Company has entered into four equipment leases during the three months ended March 31, 2024, which have been classified as finance leases. The lease terms for these leases range from three to five years, with a total monthly lease payment of approximately $28.0 thousand. As of March 31, 2024, the Company has recorded the right-of-use (ROU) assets and lease liability for these leases, with an aggregate amount of $0.6 million.

On May 17, 2022, the Company signed a ten-year lease for the Company’s corporate headquarters. The lease commenced on December 15, 2022 and resulted in the recognition of $5.4 million of operating ROU asset and lease liability. The monthly payment is approximately $0.1 million and is subject to stated annual escalations. The Company received five months free rent.

For the corporate headquarters lease, the Company provided a $0.3 million security deposit, which is recorded in other assets on the accompanying condensed consolidated balance sheets. The Company's largest investor initially guaranteed $1.7 million for the lease agreement, followed by a rolling one-year guarantee. The Company replaced the guarantee with a letter of credit of $0.7 million secured by a certificate of a deposit for the same amount that is recorded as restricted cash on the accompanying condensed consolidated balance sheet. On February 28, 2023, the Company vacated its previous corporate office premises with a remaining lease term of approximately ten months. Since there was no new cash inflow generated or expected from the sale or sublease of property and leasehold improvements at the location, the Company recorded an impairment loss on the ROU operating lease assets and leasehold improvements of $0.3 million and $0.1 million, respectively. The Company also accrued liabilities of $0.1 million in anticipation of expected common area maintenance payments on the remainder of the lease. The impairment loss and the accrued expenses are reflected as other expense in the consolidated statements of operations as of December 31, 2023. No such impairment loss and the accrued expenses are recorded in the condensed consolidated statements of operations for the three months ended March 31, 2024.

The Company’s finance leases consist of various machinery, equipment, computer-related equipment, or software and have remaining terms from less than one year to five years.

The components of the Company’s lease cost, weighted average lease terms and discount rates are presented in the tables below (in thousands, except lease term and discount rate):

	Three months ended March 31,
	2024	2023
Operating lease expense:
Operating lease cost	$223	$265
Finance lease expense:
Amortization of assets obtained under finance leases	265	180
Interest on lease liabilities	90	78
Variable lease expense	3	—
Total expense	$581	$523

	March 31,	December 31,
Operating leases:	2024	2023
Weighted average remaining lease term (in years)	8.75	9.0
Weighted average discount rate	10.00%	10.00%
Finance leases:
Weighted average remaining lease term (in years)	3.12	3.0
Weighted average discount rate	10.48%	10.21%

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information related to operating leases was as follows (in thousands):
Operating cash flows from operating leases	$209	$47
Operating cash flows from finance leases (interest)	79	81

Right-of-use assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Manufacturing equipment	$5,866	$5,237
Computers and software	686	700
Leasehold improvements	218	218
Total	6,770	6,155
Less accumulated amortization	(3,167)	(2,890)
ROU assets for finance leases	3,603	3,265
ROU assets for operating leases	4,981	5,069
Total ROU assets	$8,584	$8,334

At March 31, 2024, the following table presents maturities of the Company’s finance and operating lease liabilities (in thousands):

Three Months Ended March 31, 2024	Finance	Operating
2024 (remaining 9 months)	$1,071	$628
2025	1,286	861
2026	983	887
2027	430	914
2028	168	941
Thereafter	14	4,056
Total minimum lease payments	3,952	8,287
Less amount representing interest	(579)	(2,835)
Present value of minimum lease payments	3,373	5,452
Less current portion	(1,117)	(318)
Lease obligations, less current portion	$2,256	$5,134

NOTE 7 — DEBT

Equipment Financing Obligation

At March 31, 2024, the Company’s future principal maturities under the equipment financing obligations are summarized as follows (in thousands):

Three Months Ended March 31, 2024	Amount
2024 (remaining 9 months)	$43
2025	64
2026	65
Total principal maturities	172
Less: current portion	(59)
Equipment financing obligation, net of current portion	$113

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

Additional interest rate upon certain non-credit related events	Other feature	Upon an event of default, additional interest will be incurred. Additional interest will also be incurred if the Notes are not freely tradeable.
Ability to pay interest in kind (PIK Interest)*	Other feature	The Company has the election to pay interest in cash or in-kind.

*The PIK interest feature is only present in the Subordinated Convertible Note, and not available in the Senior Convertible Notes.

The Company assessed the embedded features within these Convertible Note and determined the following:

●	The Optional Redemption feature (1), the Mandatory redemption feature (2) and the Lender’s Optional redemption feature (3) met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. Further, the redemption features are settled in cash and would therefore not meet the indexed to equity and equity classification scope exception. Thus, these redemption features were concluded to be embedded derivatives that should be bifurcated from the loan and accounted for separately at fair value on a recurring basis.
●	The Lender’s Optional Conversion feature (4) and the Lender’s Optional Conversion Upon Merger (5) event features also met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. The economic characteristics of the Lender’s Optional Conversion feature (4) and the Make Whole premium on Lenders’ Optional Conversion Upon Merger Event (5) were based on fair value of the underlying shares. The settlement amount of the interest make-whole is not indexed to the issuer’s equity but is based on stated interest cash flows. The Lenders Optional Conversion Upon Merger event feature is contingent on merger event. This exercise contingency is allowable as it is not based on market or an observable index. The Company noted that features (4) and (5) did not meet the indexed to equity and equity classification scope exception. Therefore, these conversion features were concluded to be embedded derivatives that should be bifurcated from the loan and accounted for separately at fair value on a recurring basis through the consolidated statements of operations.

●	The additional interest rate upon certain non-credit related events (6) are triggered based on timely filing of financial information and the tradability of the Notes, these are not related to the economic characteristics of debt. Therefore, this feature is not clearly and closely related to the debt host. The additional interest payment is settled in cash and hence did not meet the derivative scope exception. However, since the probability of the Convertibles Notes being freely tradeable or Company’s failure to timely file is estimated to be less than 5%, the Company concluded that the fair value of this feature is not material. Thus, even though this additional interest feature was concluded to be an embedded derivative, it was not fair valued separately.
●	The ability to pay PIK interest feature is clearly and closely related to the debt, and was not be evaluated separately as a derivative feature.

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

Financing Transaction

On September 20, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”, and the transactions contemplated by the Securities Purchase Agreement, the “Financing Transaction”) with certain third-party and related party investors (the “Investors”), pursuant to which the Company issued (i)  an aggregate of 10,426 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $10.4 million at a per share purchase price of $1,000, and (ii) (A) with respect to Investors that held the Existing Convertible Notes, new convertible notes on substantially similar terms to such Noteholder Investor’s Existing Convertible Notes other than that such new notes will be convertible into shares of Common Stock, at a conversion price of $1.00 per share subject to the terms and conditions of the applicable new indenture pursuant to which the applicable series of New Notes have been issued by the Company (the “New Notes”), in exchange for such Noteholder Investor’s portion of the principal amount outstanding of the Existing Convertible Notes (the “Exchanges”) pursuant to exchange agreements entered into between the Company and each of the Noteholder Investors (together, the “Exchange Agreements”) and/or (B) warrants to purchase shares of Common Stock at an exercise price of $1.00 per share (such warrants, the “Transaction Warrants”).

Fair Value Election

The Company has elected to measure the Convertible Notes, including the New Notes, in their entirety at fair value with changes in fair value recognized as non-operating gain or loss in the condensed consolidated statements of operations (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable).

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

The following assumptions were used as of March 31, 2024 and December 31, 2023:

	Monte Carlo Simulation Assumptions
	Asset	Risky	Expected	Risk-Free
As of March 31, 2024	Price	Yield	Volatility	Interest Rate
Senior Convertible Notes	$0.57	29.20%	65%	4.73%
Subordinated Convertible Notes	0.57	38.50%	70%	4.59%

	Monte Carlo Simulation Assumptions
	Asset	Risky	Expected	Risk-Free
As of December 31, 2023	Price	Yield	Volatility	Interest Rate
Senior Convertible Notes	$0.98	25.00%	65%	4.27%
Subordinated Convertible Notes	0.98	34.30%	55%	4.17%

The following is a summary of changes in fair value of the Convertible Notes for three months ended March 31, 2024 and 2023 (in thousands):

	Senior Convertible Notes	Subordinated Convertible Notes
Beginning fair value, December 31, 2023	$14,277	$18,320
Paid-in-kind interest	—	572
Change in fair value of debt	(1,543)	(4,341)
Ending fair value, March 31, 2024	$12,734	$14,551

	Senior Convertible Notes	Subordinated Convertible Notes
Beginning fair value, December 31, 2022	$13,651	$10,356
Paid-in-kind interest	—	724
Change in fair value of debt	827	1,000
Ending fair value, March 31, 2023	$14,478	$12,080

The Convertible Notes are subject to minimum revenue, cash, and EBITDA financial covenants. From July 1, 2023, the Convertible Notes require the Company to maintain a minimum cash balance of $4.5 million on the first day of each calendar month.  As of March 1, 2024, the Company violated the minimum cash covenant. On March 25, 2024, the lenders agreed to (i) provide waiver the minimum cash covenant for the period commencing on March 1, 2024 through and including June 30, 2024 provided that the Company’s cash balance remains above $2.5 million during such period; and (ii) waive any default under the indentures resulting from any breach by the Company that may have arisen up to March 1, 2024.

NOTE 8 – COMMON STOCK WARRANTS

As of March 31, 2024 and December 31, 2023, the Company has 11,966,611 warrants outstanding.

The following is a summary of the Company’s liability classified and equity classified warrant activity as of March 31, 2024:

		Outstanding				Outstanding
	Issuance	December 31,				March 31,
Liability Classified Warrants	Period	2023	Granted	Exercised	Cancelled	2024	Expiration
Convertible Notes Warrants - Senior Debt	Dec-22	169,597	—	—	—	169,597	Dec-27
Convertible Notes Warrants - Subordinated Debt	Dec-22	1,745,310	—	—	—	1,745,310	Dec-27
		1,914,907	—	—	—	1,914,907

		Outstanding				Outstanding
	Issuance	December 31,				March 31,
Equity Classified Warrants	Period	2023	Granted	Exercised	Cancelled	2024	Expiration
Private Warrants	Dec-22	196,256	—	—	—	196,256	Dec-27
Additional Private Warrants	Dec-22	300,685	—	—	—	300,685	Dec-27
Public Warrants	Dec-22	4,100,239	—	—	—	4,100,239	Dec-27
Transaction Warrants	Sep-Oct -23	5,454,524	—	—	—	5,454,524	Sep-28
		10,051,704	—	—	—	10,051,704

Estimated Fair Value of Outstanding Warrants Classified as Liabilities

The estimated fair value of outstanding warrants classified as liabilities is determined at each consolidated balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recently reported balance sheet date is recorded in the condensed consolidated statements of operations as a change in fair value of warrant liability.

The fair value of the outstanding warrants accounted for as liabilities as of March 31, 2024 and December 31, 2023 use Level 3 inputs and are calculated using the Black-Scholes option pricing model with the following assumptions:

	Exercise	Asset	Dividend	Expected	Risk-Free	Expected
As of March 31, 2024	Price	Price	Yield	Volatility	Interest Rate	Life
Convertible Notes Warrants	$11.50	$0.57	0%	70%	4.30%	3.68	years

	Exercise	Asset	Dividend	Expected	Risk-Free	Expected
As of December 31, 2023	Price	Price	Yield	Volatility	Interest Rate	Life
Convertible Notes Warrants	$11.50	$0.98	0%	65%	3.90%	3.93	years

The changes in fair value of the outstanding warrants classified as liabilities for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Convertible Notes Warrants - Senior Debt	Convertible Notes Warrants - Subordinated Debt	Total
Warrant liability, December 31, 2023	$9	$87	$96
Change in fair value	(5)	(53)	(58)
Warrant liability, March 31, 2024	$4	$34	$38

	Convertible Notes Warrants - Senior Debt	Convertible Notes Warrants - Subordinated Debt	Total
Warrant liability, December 31, 2022	$177	$1,815	$1,992
Change in fair value	75	768	843
Warrant liability, March 31, 2023	$252	$2,583	$2,835

NOTE 9 – COMMON STOCK

The Company has authorized for issuance of 150,000,000 shares of Common Stock at par value of $0.0001 per share as of March 31, 2024 and December 31, 2023.

The Company has reserved shares of Common Stock for the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
2022 Equity Incentive Plan reserve	5,889,525	5,889,525
Reserve for earn-out shares	3,000,000	3,000,000
Reserve for exercise of Public Warrants	4,100,239	4,100,250
Reserve for exercise of Private and Additional Private Warrants	496,941	496,941
Reserve for Transaction Warrants	5,454,524	5,454,524
Reserve for exercise of SPA warrants	2,262,585	2,262,585
Reserve for convertible debt	15,761,044	15,766,509
Employee stock purchase plan	500,000	500,000
Reserve for convertible Series A Preferred Stock	9,436,000	9,436,000
Total	46,900,858	46,906,334

NOTE 10 – PREFERRED STOCK

The Company has authorized the issuance of 1,500,000 shares of preferred stock at a par value of $0.0001 per share as of March 31, 2024 and December 31, 2023.

The Company’s Board of Directors has designated 25,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has no maturity and is not subject to any sinking fund or redemption and will remain outstanding indefinitely unless and until converted by the holder or the Company redeems or otherwise repurchases the Series A Preferred Stock.

During the three months ended March 31, 2024 and 2023 there were no issuances of preferred stock. As of March 31, 2024 and December 31, 2023, the Company had 9,436 shares of Series A Preferred Stock outstanding with a liquidation preference of $14.2 million.

Dividends

Dividends on each share of Series A Preferred Stock are payable at the rate of 8% (the “Dividend Rate”) of the purchase price of $1,000.00 per share (the “Stated Value”). Dividends are payable semi-annually to holders of record on March 1 and September 1 on

March 15 and September 15 of each year, respectively, with the first payment date being March 15, 2024, the dividend for which reflects the period from closing through March 15, 2024.

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

Pursuant to the terms of the Certificate of Designations of Series A Preferred Stock, in the event the Company is unable to issue the PIK Dividend as scheduled, the conversion ratio of the Series A Preferred Stock into Common Stock will be adjusted to reflect the Common Stock that would have otherwise been issued.  Due to the Company’s negative net stockholder’s value as of March 1, 2024, among other considerations, including applicable Delaware Law, the Company was unable to issue the March 1, 2024 PIK Dividend. As a result the conversion ratio of the Series A Preferred Stock into Common Stock was updated in accordance with the terms of the Series A Preferred Stock.

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

Due to the variability in the number of Earn-out shares at settlement which could change upon a control event, the Earn-out arrangement contains a settlement provision that violates the indexation guidance under ASC 815-40 and liability classification is required. The Company recorded the earnout liability initially at fair value, and subsequently remeasures the liability with changes in fair value recorded in the condensed consolidated statement of operations at each reporting period.

The changes in fair value of the earnout liability for the three months ended March 31, 2024 and 2023 are as follows:

Amount
Earnout liability, December 31, 2023	$620
Change in fair value	(490)
Earnout liability, March 31, 2024	$130

Amount
Earnout liability, December 31, 2022	$12,810
Change in fair value	(1,500)
Earnout liability, March 31, 2023	$11,310

NOTE 12 — STOCK-BASED COMPENSATION

During May 2023, the Company issued 20,000 shares of Common Stock to a consultant for services received. The fair value of the shares issued of $0.2 million was recognized as a selling, general and administrative expense with a corresponding credit to additional paid-in capital.

2022 Equity Incentive Plan

During 2022, the Company established the 2022 Equity Incentive Stock Plan (the "2022 Plan"), which authorizes the issuance of incentive and nonqualified stock options and restricted stock units (“RSUs”) for the acquisition of shares of Common Stock, as well as grants of restricted Common Stock units to employees, officers, directors, and consultants of the Company. The 2022 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the Common Stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. The vesting period for the option is outlined in percentage installments on the grant notice. The option can only be exercised to the extent that it is vested and exercisable. The grantee has the right to exercise the option until it expires or is terminated, as long as it is vested and exercisable. The stock options generally expire not more than ten years from the date of grant, who own less than 10% of the total combined voting power of stock of the Company and the expiration note more than 5 years from the date of grant, who own more than 10% of the Company’s voting power.

As of March 31, 2024, there were 6,000,000 shares reserved and 5,889,525 available for future grants under the 2022 Plan.

 Stock option activity for the three months ended March 31, 2024 was as follows:

			Weighted-Average
Stock-Based Compensation	Number of	Weighted-Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2023	1,562,497	$4.67	9.2 years	$35
Granted	—	—
Exercised	—	—
Cancelled	(8,186)	5.20
Outstanding at March 31, 2024	1,554,311	$4.67	8.9 years	$—
Exercisable at March 31, 2024	—	—
Vested and expected to vest as of March 31, 2024	1,554,311	$4.67	8.9 years	$—

As of March 31, 2024, unamortized compensation expense related to unvested stock options was $2.9 million, which is expected to be recognized over a weighted average period of 2.86 years.

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

Restricted Stock Units

During October 2023 and February 2024, the Company granted 736,250 and 2,653,067, respectively, RSUs to certain employees under the 2022 Plan. Of the RSUs granted in October 2023, 543,750 cliff vest on October 25, 2025, and the remaining 192,500 fully vested on the grant date. The RSUs granted in February 2024 vest over a period of two to three years. The Board has the discretion to accelerate the vesting of unvested Restricted Stock Units at any time, as per the terms of the 2022 Plan. The RSUs represent the right to receive Common Stock of the Company, but the participant has no right to payment until the RSUs vest. The vested RSUs will be paid in whole shares of Common Stock within 60 days of the vesting date. If the participant ceases to be a service provider, the unvested RSUs will be forfeited at no cost to the Company, and the participant will have no further rights under the award agreement.

RSU activity for the three months ended March 31, 2024, was as follows:

	Number of	Weighted-Average
	Units	Exercise Price
Unvested at December 31, 2023	543,750	$0.86
Granted	2,653,067	0.73
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2024	3,196,817	$0.75

The Company has recorded stock-based compensation expense for the three months ended March 31, 2024 related to the grants of stock option awards to employees and nonemployees in the condensed consolidated statement of operations as follows (in thousands):

	Three months ended March 31
	2024	2023
Cost of revenue	$(5)	$—
Sales and marketing	56	27
Research and development	93	47
General and administrative	270	152
	$414	$226

For the three months ended March 31, 2024,  the Company recorded stock-based compensation expense related to the vested RSUs of $0.2 million. As of March 31, 2024, unamortized compensation expense related to unvested stock options was $2.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

For the three months ended March 31, 2023, share-based compensation expense was nil relating to restricted common C shares.

The Company did not recognize any tax benefits related to stock-based compensation expense during the three months ended March 31, 2024 and 2023.

2023 Employee Stock Purchase Plan

The Company’s Board of Directors previously adopted, and the Company's stockholders approved, the Company’s 2023 Employee Stock Purchase Plan (the “2023 ESPP”).

The 2023 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of shares of the Company’s Common Stock at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 500,000 shares of Common Stock were available for purchase at adoption of the 2023 ESPP. The first offering period under the plan commenced on June 15, 2023.There were no shares issued under the plan for the three months March 31, 2024. As of March 31, 2024, 500,000 shares of Common Stock remained available for issuance under the 2023 ESPP.

The Company estimates the fair value of ESPP grants on their grant date using the Black-Scholes option pricing model. The estimated fair value of ESPP grants is amortized on a straight-line basis over the requisite service period of the grants. The Company reviews, and when deemed appropriate, updates the assumptions used on a periodic basis. The Company utilizes its estimated volatility in the Black-Scholes option pricing model to determine the fair value of ESPP grants. ESPP compensation expense for the three months ended March 31, 2024 was nil since the 2023 ESPP was terminated by the Company during the three months ended March 31, 2024. The Company refunded all cash received back to the employees prior to issuing any shares.

NOTE 13 — NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to Common Stockholders for the three months ended March 31, 2024 and 2023 (in thousands, except shares and per share amounts):

	Three months ended March 31
	2024	2023
Numerator:
Net income (loss) attributable to common stockholders - Basic	$3,441	$(6,892)
Interest expense and remeasurement of senior and subordinated convertible notes liability	(4,931)	—
Net loss attributable to common stockholders - Diluted	$(1,490)	$(6,892)

Denominator:
Weighted-average common shares outstanding - Basic	17,392,983	16,041,464
Convertible Series A Preferred Stock	9,436,000	—
Senior convertible notes	16,959,807	—
Subordinated convertible notes	20,830,141	—
Weighted-average common shares outstanding - Diluted	64,618,931	16,041,464

Net income (loss) per share - Basic	$0.20	$(0.43)
Net loss per share - Diluted	$(0.02)	$(0.43)

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. As of March 31, 2024 and 2023, earnout shares for 3,000,000 shares of common stock were excluded from diluted earnings per share as they are subject to performance or market conditions that were not achieved at the reporting date.

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to Common Stockholders for the three ended March 31, 2024 and 2023 because including them would have been antidilutive are as follows:

	Three months ended March 31
	2024	2023
Outstanding RSUs	3,196,817	—
Warrants to purchase common stock	11,966,611	6,512,087
Options to purchase common stock	1,554,311	—
Senior and Subordinated convertible notes	—	3,179,410
	16,717,739	9,691,497

NOTE 14 — SUBSEQUENT EVENTS

Voluntary Petition for Reorganization

On May 7, 2024, the Company voluntarily entered into a RSA with (i) certain of its existing affiliates and subsidiaries (as set forth in the RSA, and together with the Company, the “Company Parties”); and (ii) certain Sponsoring Noteholders.

As set forth in the RSA, the Company and the Sponsoring Noteholders have agreed to the principal terms of a voluntary restructuring of the Company (the “Restructuring”) and the filing of a pre-negotiated chapter 11 plan of reorganization (the “Plan”). Although the Company intends to pursue the Restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing the Restructuring, whether on the same or different terms than those provided in the RSA.

The Company will continue to manage their business and properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On the Petition Date, the Company filed certain motions with the Court generally designed to facilitate the Company Parties’ Chapter 11 Cases. These motions seek authority from the Court for the Company to obtain debtor-in-possession financing and make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain vendors and other providers of goods and services that were, and in some cases continue to be, essential to the Company businesses.

Delisting of our Common Stock from NASDAQ

As previously disclosed, the Company was notified by the Nasdaq Global Market (“Nasdaq”) that the Company was not in compliance with Nasdaq’s minimum market value of listed securities of $50,000,000, Nasdaq’s minimum market value of publicly held shares of $15,000,000, or Nasdaq’s minimum bid price requirement of $1.00, each of which was required for continued listing on Nasdaq. Due to such noncompliance, Nasdaq notified the Company that it would be subject to delisting. After the Company requested an appeal hearing, which stayed the delisting action, the Company continued to evaluate its options to remain listed on Nasdaq and ultimately determined to withdraw the hearing request. Thereafter, the Company received a letter from Nasdaq that trading of its common stock and warrants would be suspended at the open of business on April 18, 2024. On April 25, 2024, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The delisting was effective 10 days after the filing of the Form 25.

Senior Secured Convertible Notes

On April 17, 2024, the Company issued and sold to certain existing ProSomnus investors $2,000,000 aggregate principal amount of the Company’s Senior Secured Convertible Notes due December 6, 2025, and on April 29, 2024, the Company issued and sold to such investors an additional $2,000,000 aggregate principal amount of such notes (together, “Additional Notes”) related to the

Senior Indenture, as supplemented. In connection with the issuance of the Additional Notes, the Company entered into agreements with certain of the holders of its other series of existing convertible notes to, among other things, consent to the issuance of such Additional Notes.

DIP Credit Agreement

Subject to the approval of the Court, the Company, as borrower, and certain of the Company’s direct and debtor-subsidiaries, as guarantors (together with the Company, the “DIP Loan Parties”), expect to enter into that certain senior subordinate secured debtor-in-possession term loan agreement (the “DIP Credit Agreement”) with the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Savings Fund Society, F.S.B., as administrative agent and collateral agent, on the terms and conditions set forth therein. Pursuant to the DIP Credit Agreement, the DIP Lenders have agreed, upon the terms and conditions set forth therein, including the approval of the Court, to make available to the Company a senior subordinate secured debtor-in-possession term loan credit facility in the aggregate principal amount of $13 million, as described above. Borrowings under the DIP Credit Agreement will be used to (a) fund the Chapter 11 Cases, (b) make certain other payments as more fully provided in the Court orders relating to the approval of the DIP Credit Agreement, and (c) provide working capital for the DIP Loan Parties during the pendency of the Chapter 11 Cases, all in accordance with an approved budget (subject to the permitted variances) and as otherwise provided therein. The obligations under the DIP Credit Agreement will be secured by liens on substantially all of the real and personal property of the DIP Loan Parties (the “DIP Liens”), subject to certain exceptions. The DIP Liens will be senior to the liens securing the Subordinated Notes obligations and junior to the liens securing the Senior Notes obligations.

Borrowings under the DIP Credit Agreement will be due on November 7, 2024, or the earliest to occur of certain specified termination events. The interest rate on borrowings under the DIP Credit Agreement will be the prime rate plus 9.00%.

The DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Company and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Credit Agreement also includes customary representations and warranties, affirmative covenants and events of default. Certain restructuring-related events are also events of default, including, but not limited to, the dismissal by the Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Code, the appointment of a trustee pursuant to chapter 11 of the Code, and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward-Looking Statements

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to:

● the outcome of ProSomnus’s Chapter 11 reorganization in the Bankruptcy Court;

●ProSomnus’s ability to meet customer, contractual, and vendor demands and provide related services;

●uncertainty of the projected financial information with respect to ProSomnus;

●ProSomnus’s ability to continue as a going concern;

●ProSomnus’s ability to expand its sales network and product lines;

●ProSomnus’s ability to maintain and grow its profit margin from sales of ProSomnus oral devices;

●ProSomnus’s ability to expand internationally;

●the roll-out of ProSomnus’s business and the timing of expected business milestones;

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

●ProSomnus’s ability to attract and retain key personnel;

●the increased obligations related to being a public company;

●ProSomnus’s ability to comply with its debt covenants or successfully renegotiating such covenants;

●ProSomnus’s ability to obtain additional funding;

●ProSomnus’s plans and ability to regain compliance with the Nasdaq Listing Rules;

●the viability of ProSomnus’s intellectual property and intellectual property created in the future;

●

government regulations and ProSomnus’s ability to obtain applicable regulatory approvals and comply with government regulations, including under healthcare laws and the rules and regulations of the U.S. Food and Drug Administration; and

●the outcome of any legal proceedings that may be instituted against ProSomnus.

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

Recent Developments

Bankruptcy Filing and Going Concern

On May 7, 2024, the Company initiated a voluntary restructuring process under Chapter 11 of the U.S. Bankruptcy Code to reorganize and strengthen its capital structure going forward, improve financial flexibility and better position the Company for long-term success. In connection with this process, the Company has secured the support of its Sponsoring Noteholders under a plan that is designed to deliver an aggregate of approximately $20 million of new capital into the Company. Such Capital will support ongoing operations and the development of strategic initiatives including the Company’s next generation sensor device.

In connection with this restructuring, the Company intends to fully maintain ongoing operations, including the payment of the Company’s employees, customers, and vendors in the ordinary course of business during and after the restructuring. Importantly, the terms of this financial restructuring enable the Company to maintain normal business operations for customers and suppliers during and after this restructuring process. The Company expects customers to continue experiencing its rapid turnaround times, predictable on-time order fulfillment, and exceptional device quality and performance. ProSomnus expects to continue purchasing supplies from vendors commensurate with demand for our devices.

The Company’s Sponsoring Noteholders have agreed to the principal terms of a voluntary Restructuring and the filing of a voluntary, pre-negotiated chapter 11 plan of reorganization (the “Reorganization Plan”). The material terms of the Reorganization Plan are set forth in the Restructuring Support Agreement (“RSA”) and include, among other things: An aggregate of $20.0 million of potential capital to the Company, including through a $11.0 million of capital from the $13 million debtor-in-possession credit facility, that also includes $2.0 million of senior creditor roll-down, and a potential $9.0 million new-money equity capital raise, while also honoring existing amounts due to customers, critical vendors, equipment lenders and trade creditors. Confirmation of the Reorganization Plan is anticipated, but not guaranteed, to occur within 90 days of filing the Chapter 11 Cases with the Court involving certain of the Company Parties (the “Chapter 11 Cases”). See Note 14—Subsequent Events in our notes to consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Our ability to continue as a going concern is principally dependent on our ability to successfully exit from the restructuring process.

Delisting of our Common Stock from NASDAQ

As previously disclosed, we were notified by the Nasdaq Global Market (“Nasdaq”) that we were not in compliance with Nasdaq’s minimum market value of listed securities, minimum market value of publicly held shares, or Nasdaq’s minimum bid price requirement of $1.00, each of which was required for continued listing on Nasdaq. Due to such noncompliance, trading of our common stock and warrants was suspended at the open of business on April 18, 2024 and Nasdaq filed a Form 25 with the Securities and Exchange Commission to delist our common stock and warrants from Nasdaq.

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

We generated revenue of $7.5 million and a net income of $3.4 million for the three months ended March 31, 2024, compared to revenue of $5.8 million and a net loss of $6.9 million for the three months ended March 31, 2023. Accumulated deficit as of March 31, 2024 was $231.5 million.

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

We maintain the majority of our cash in accounts with major U.S. financial institutions, and our deposits exceed insured limits. Market conditions could impact the viability of these institutions. To date, these market conditions and liquidity concerns have not impacted our results of operations. However, in the event of failure of any of the financial institutions where we maintain our cash, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Recent Financing Transactions

Securities Purchase Agreement

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

Issuance of Convertible Notes

On April 17, 2024 we issued and sold to certain existing ProSomnus investors $2,000,000 aggregate principal amount of the Company’s Senior Secured Convertible Notes due December 6, 2025 (“Bridge Notes”).  In connection with this financing we issued $661,773 in aggregate principal amount of Notes to investment funds of Spring Mountain Capital (where Jason Orchard, a member of our board of directors serves as a Managing Director).

On April 29, 2024, the Company issued and sold to certain existing ProSomnus investors an additional $2,000,000 aggregate principal amount of the Company’s Bridge Notes.

DIP Credit Agreement

Subject to the approval of the Court, the Company, as borrower, and certain of the Company’s direct and debtor-subsidiaries, as guarantors (together with the Company, the “DIP Loan Parties”), expect to enter into that certain senior subordinate secured debtor-in-possession term loan agreement (the “DIP Credit Agreement”) with the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Savings Fund Society, F.S.B., as administrative agent and collateral agent, on the terms and conditions set forth therein. Pursuant to the DIP Credit Agreement, the DIP Lenders have agreed, upon the terms and conditions set forth therein, including the approval of the Court, to make available to the Company a senior subordinate secured debtor-in-possession term loan credit facility in the aggregate principal amount of $13 million, as described above. Borrowings under the DIP Credit Agreement will be used to (a) fund the Chapter 11 Cases, (b) make certain other payments as more fully provided in the Court orders relating to the approval of the DIP Credit Agreement, and (c) provide working capital for the DIP Loan Parties during the pendency of the Chapter 11 Cases, all in accordance with an approved budget (subject to the permitted variances) and as otherwise provided therein. The obligations under the DIP Credit Agreement will be secured by liens on substantially all of the real and personal property of the DIP Loan Parties (the “DIP Liens”), subject to certain exceptions. The DIP Liens will be senior to the liens securing the Subordinated Notes obligations and junior to the liens securing the Senior Notes obligations.

Borrowings under the DIP Credit Agreement will be due on November 7, 2024, or the earliest to occur of certain specified termination events. The interest rate on borrowings under the DIP Credit Agreement will be the prime rate plus 9.00%.

The DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Company and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP

Credit Agreement also includes customary representations and warranties, affirmative covenants and events of default. Certain restructuring-related events are also events of default, including, but not limited to, the dismissal by the Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Code, the appointment of a trustee pursuant to chapter 11 of the Code, and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.

Factors Affecting Results of Operations

The following factors have been important to our business, and we expect them to impact our results of operations and financial condition in future periods:

(a)	Maintenance of the North American and International direct sales organization and international expansion

The core focus of our sales initiative is to maintain our direct sales organization in North America. With representatives located in high-value metropolitan areas, the direct sales organization will focus primarily on dentists and physicians who are practicing sleep medicine. The main purpose of this initiative is to increase case volume from these dentists and physicians by facilitating a referral relationship between dentists and physicians, helping them expand the dental sleep medicine aspect of their practices and educating them on the advantages of the ProSomnus intraoral devices. We also intend to further expand our sales to integrated health systems and hospital networks. We have initiated the marketing and sales of our ProSomnus intraoral devices in several European countries and intend to further expand our marketing efforts into additional international markets.

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

Description of Certain Components of Financial Data

Revenue

We derive primarily all of our revenue from the sale of our customized precision intraoral medical devices that clinicians use to treat patients diagnosed with Obstructive Sleep Apnea. Our revenue recognition policies are discussed in more detail in Note 2 to our condensed consolidated financial statements and notes thereto for the three months ended March 31, 2024 and 2023 included elsewhere in this quarterly report.

Cost of revenue

Cost of revenue consists primarily of materials and the costs related to the production of the intraoral device, including employee compensation, stock-based compensation, other employee-related expenses, inbound shipping and allocable manufacturing overhead costs. ProSomnus has a policy to classify initial recruiting and training costs of new manufacturing employees as part of research and development expenses in the condensed consolidated statements of operations.

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

Sales and marketing

Sales and marketing costs primarily consist of salaries, bonuses, benefits and travel costs for employees engaged in sales and marketing activities, as well as website, advertising, conferences and other promotions. By design, sales and marketing costs are tied to sales performance and increase as sales and corresponding revenue increase.

General and administrative

General and administrative expenses primarily consist of labor, bonuses, benefits, general insurance, office expenses and outside services. Outside services consist of audit, tax, legal and other professional fees.

Other income (expense)

Other income (expense) primarily relates to interest expense as well as the change in fair value of our convertible debt, earnout liability, warrants classified as liabilities, and other financing costs.

The components of interest expense include interest expense incurred under our Convertible Notes, subordinated notes, subordinated loan and security agreements, unsecured subordinated promissory notes, equipment financing and capital lease obligations.

Provision for income taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes as well as net operating loss carryforwards and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed “more-likely-than-not” to be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax bases of assets and liabilities, and the enacted tax rates in effect in future periods. The Company recorded a full valuation allowance as of March 31, 2024 and December 31 2023. Based on available evidence, we believe that it is more likely than not that we will be unable to utilize all our deferred tax assets in the future.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
Revenue	$7,458	$5,808	$1,650	28.4%

Operating expenses:
Cost of revenue	3,833	2,756	1,077	39.1%
Sales and marketing	1,976	2,824	(848)	(30.0)%
General and administrative	2,485	3,353	(868)	(25.9)%
Research and development	955	1,019	(64)	(6.3)%
Total operating expenses	9,249	9,952	(703)	(7.1)%

Other income (expense)
Interest expense, net	(1,146)	(1,172)	26	2.2%
Change in fair value of earnout liability	490	1,500	(1,010)	n/m
Change in fair value of debt	5,885	(1,827)	7,712	n/m
Change in fair value of warrant liability	58	(843)	901	n/m
Other expense, net	(55)	(406)	351	n/m
Total other income (expense), net	5,232	(2,748)	7,980	290.4%

Net income (loss)	$3,441	$(6,892)	$10,333	149.9%

(n/m = not meaningful)

Revenue increased by $1.7 million, or 28.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily driven by increased adoption of the use of our precision devices, increased sales and marketing investments, and mix shift to the EVO Product, all of which contributed to increased unit volumes.

Revenue from the Company’s largest customer was 4.6% and 5.6% for the three months ended March 31, 2024 and 2023, respectively.

Total cost of revenue increased by $1.1 million, or 39.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to product costs associated with higher sales volume of our devices and an increase in the cost of materials and supplies.

Sales and marketing expenses decreased by $0.8 million, or 30.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily driven by a decrease of $0.3 million in personnel and consulting-related expenses, a decrease of $0.3 million in distribution and advertising expenses, a decrease of $0.1 million in travel and in-person events expenses, and a decrease of $0.1 million in sales and marketing events expenses.

General and administrative expenses decreased by $0.9 million, or 25.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily driven by a $0.3 million reallocation of expenses, which were previously allocated to general and administrative expenses, to their respective functional cost centers. Specifically, these expenses, including credit card fees, recruiting, software, utilities, rent, and depreciation, are now allocated to: sales and marketing, research and development  and General and Administrative cost center. This reallocation reflects a more accurate attribution of costs to their respective functional areas. Additionally, there was a $1.1 million decrease in personnel costs and bonuses, and a $0.1 million decrease in investor relations expense, offset by a $0.1 million increase in professional services, a $0.4 million increase related to legal fees, and $0.1 million increase in stock-based compensation.

Research and development expenses decreased by $0.1 million, or 6.3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily driven by decrease in headcount-related personnel and consulting costs of $0.2 million and $0.1 million increase in other research and development related expenses.

Total other income, net increased by $8.0 million, or 290.4%, to $5.2 million, for the three months ended March 31, 2024, compared to total other expense of $2.7 million, for the three months ended March 31, 2023. The increase was primarily due to increase in fair value of debt and warrant liability of  $7.7 million and $0.9 million, respectively, partially offset by decrease in fair value of earnout liability of $1.0 million, decrease in asset disposal costs of $0.1 million, decrease in impairment expenses of $0.2 million and decrease in interest expense of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management’s Plans

Our liquidity needs are to fund our ongoing business initiatives. Historically, our sources of cash were primarily the issuance of equity securities and the incurrence of debt and our uses of cash were to fund our operating needs and to service our indebtedness. We expect to funds received under the Chapter 11 Cases, cash flows from operations and use our existing cash to fund our operations. We have incurred recurring losses from operations and recurring negative cash flows from operating activities. We expect operating losses and negative cash flows from operations to continue for the foreseeable future.

Our ability to continue as a going concern depends principally on our ability to successfully exit from the Chapter 11 restructuring.  Our plans are subject to the Bankruptcy Court’s approval, implement a Chapter 11 Plan, emerge from the Chapter 11 proceedings and generate sufficient liquidity to meet our contractual obligations and operating needs. As a result of the risks and uncertainties related to, among other things, (i) our ability to obtain requisite support for a Chapter 11 Plan from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships. There can be no assurance that we will be able to successfully exit or do so on terms acceptable to the Company, on a timely basis or at all.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Net cash used in:
Operating activities	$(2,522)	$(3,092)
Investing activities	(34)	(975)
Financing activities	(330)	(289)
Net change in cash	$(2,886)	$(4,356)

Net cash used in operating activities

For the three months ended March 31, 2024, net cash used in operating activities of $2.5 million was due primarily to a net income of $3.4 million, offset by changes in operating assets and liabilities of $1.2 million, and non-cash adjustments of $4.8 million. Changes in operating assets and liabilities were driven primarily by $1.1 million of accrued expenses and other current liabilities, and $0.5 million of accounts receivable, offset by $0.5 million of accounts payable and $0.3 million of prepaid expenses and other current assets. Non-cash items primarily consisted of depreciation and amortization of $0.2 million, stock-based compensation of $0.4 million, $6.4 million of change in fair value of earn-out liability, debt and warrants, $0.4 million in reduction of right-of-use assets, and $0.6 million non-cash interest expense.

For the three months ended March 31, 2023, net cash used in operating activities of $3.1 million was due primarily to a net loss of $6.9 million and changes in operating assets and liabilities of $0.3 million, offset by non-cash adjustments of $3.6 million. Changes in operating assets and liabilities were driven primarily by $0.2 million of prepaid expenses, and other current assets. Non-cash items primarily consisted of depreciation and amortization of $0.5 million, stock-based compensation of $0.2 million, $2.2 million of change in fair value of earn-out liability, debt and warrants, $0.3 million in impairment of lease asset, $0.1 million loss of disposal of property and equipment and non-cash interest expense.

Net cash used in investing activities

For the three months ended March 31, 2024 and 2023, net cash used in investing activities of $0.03 million and $1.0 million, respectively, was entirely related to purchases of property and equipment.

Net cash used in financing activities

For the three months ended March 31, 2024 and 2023, net cash used in financing activities of $0.3 million was due to principal payments under finance lease and equipment financing obligations.

Contractual Obligations

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of March 31, 2024:

	2024	After 2024	Total
Recorded contractual obligations:
Senior Convertible Notes	$16,960	$—	$16,960
Subordinated Convertible Notes	20,404	—	20,404
Other*	1,957	10,454	12,411
Total	$39,321	$10,454	$49,775

*(1) Represents finance and operating lease liabilities, equipment financing obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, please refer to our Annual Report on Form 10-K as well as “Note 2—Basis of Accounting and Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Interest rate risk

Our unrestricted cash as of March 31, 2024 consisted of $3.5 million in bank accounts. We believe that we do not have any material exposure to changes in the fair value of these assets. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our consolidated cash flows or operating results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2024, due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2023, our internal controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024.

We are in the process of a Chapter 11 reorganization under the Bankruptcy Code, which may cause our securities to decrease in value and may render our Common Stock and other equity securities worthless.

As previously reported in our Current Report on Form 8-K filed with the SEC on May 8, 2024, on May 7, 2024, we commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered by the Bankruptcy Court under the lead case In re ProSomnus. Inc., Case No. 24-10972 (JTD). Our proposed post-bankruptcy capital structure will be set pursuant to the Reorganization Plan that requires Bankruptcy Court approval. If our proposed Reorganization Plan is approved by the Bankruptcy Court, there will be no recovery for holders of our existing equity interests. Consequently, the holders of our equity securities will receive no recovery in the Chapter 11 reorganization and our equity securities, including our Common Stock and our warrants, will be worthless.

Any trading in our securities during the pendency of our Chapter 11 reorganization is highly speculative and poses substantial risks to purchasers thereof, as the price of our securities may decrease in value or become worthless. Recoveries, if any, in the Chapter 11 reorganization for holders of our securities, including our Common Stock and warrants, will depend upon, among other things, our ability to consummate the Reorganization Plan with respect to the Chapter 11 reorganization and the value of our assets. Our future results are also dependent upon our successful implementation of the Reorganization Plan.

Our being subject to a long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 reorganization continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under the Bankruptcy Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 reorganization continue, the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Chapter 11 reorganization continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 reorganization.

During the Chapter 11 reorganization, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 reorganization.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ProSomnus, Inc. (previously filed as Exhibit 3.1 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
3.2	Amended and Restated Bylaws of ProSomnus, Inc. (previously filed as Exhibit 3.2 of Form 8-K filed by ProSomnus with the SEC on December 13, 2022).
3.3	Certificate of Designations (previously filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).
10.1	Form of Restructuring Support Agreement, dated May 7, 2024 (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2024).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 20, 2024

PROSOMNUS, INC.

By:	/s/ Brian Dow
Name:	Brian Dow
Title:	Chief Financial Officer
(Principal Financial Officer)