Form 10-Q
period 2024-06-30
ProSomnus, Inc.
filed 2024-07-31
CIK 1934064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of July 29, 2024, there were 17,394,064 shares of the registrant’s common stock outstanding.

PROSOMNUS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSOMNUS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share amounts and par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$4,605	$6,363
Restricted cash	700	700
Accounts receivable, net	4,521	3,839
Inventory	1,472	2,039
Prepaid expenses and other current assets	3,592	1,369
Total current assets	14,890	14,310
Property and equipment, net	3,025	3,358
Finance lease right-of-use assets	3,346	3,265
Operating lease right-of-use assets	4,892	5,069
Other assets	250	285
Total assets	$26,403	$26,287

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,608	$4,047
Accrued expenses and other current liabilities	4,194	6,756
Equipment financing obligation	60	57
Finance lease liabilities	1,086	1,052
Operating lease liabilities	333	304
Senior Convertible Notes at fair value, current portion	—	2,125
Debtor-in-possession (DIP) Facility	11,738	—
Total current liabilities	20,019	14,341
Equipment financing obligation, net of current portion	98	129
Finance lease liabilities, net of current portion	2,144	2,009
Operating lease liabilities, net of current portion	5,044	5,221
Senior Convertible Notes at fair value, net of current portion	—	12,152
Subordinated Convertible Notes at fair value	—	18,320
Earnout and warrant liabilities	—	716
Total liabilities not subject to compromise	27,305	52,888
Liabilities subject to compromise (Note 8)	36,572	—
Total liabilities	$63,877	$52,888
Commitments and contingencies
Redeemable convertible preferred stock:
Redeemable Convertible Series A Preferred Stock, $0.0001 par value, stated value $1,000; 25,000 shares designated at June 30, 2024 and December 31, 2023; 9,436 shares issued and outstanding at June 30, 2024 and December 31, 2023; liquidation preference of $14,154 at June 30, 2024 and December 31, 2023	11,555	11,555
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,500,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 17,394,064 and 17,388,599 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	197,598	196,731
Accumulated deficit	(246,629)	(234,889)
Total stockholders’ deficit	(49,029)	(38,156)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$26,403	$26,287

See accompanying notes to unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$9,092	$6,934	$16,550	$12,742

Operating expenses:
Cost of revenue	4,268	3,171	8,107	5,927
Sales and marketing	2,418	3,643	4,394	6,467
General and administrative	3,482	4,480	5,968	7,833
Research and development	1,173	1,376	2,123	2,395
Total operating expenses	11,341	12,670	20,592	22,622

Net loss from operations	(2,249)	(5,736)	(4,042)	(9,880)

Other (expense) income
Interest expense, net	(831)	(1,240)	(1,977)	(2,412)
Change in fair value of earnout liability	130	6,700	620	8,200
Change in fair value of debt	—	(802)	5,885	(2,629)
Change in fair value of warrant liability	38	2,106	96	1,264
Other expense, net	(21)	(123)	(74)	(530)
Total other (expense) income, net	(684)	6,641	4,550	3,893

Reorganization items, net	(12,248)	—	(12,248)	—
Net (loss) income	$(15,181)	$905	$(11,740)	$(5,987)

Net (loss) income per share attributable to common stockholders
Basic	$(0.87)	$0.06	$(0.67)	$(0.37)
Diluted	$(0.87)	$(0.01)	$(0.67)	$(0.37)

Weighted average shares of Common Stock used in per share calculation:
Basic	17,393,524	16,057,630	17,393,253	16,045,110
Diluted	17,393,524	19,141,231	17,393,253	16,045,110

See accompanying notes to unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three and six months ended June 30, 2024

(In thousands, except share data)

	Redeemable Convertible
	Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2024	9,436	$11,555	17,394,064	$2	$197,142	$(231,448)	$(34,304)
Stock-based compensation expense	—	—	—	—	456	—	456
Net loss	—	—	—	—	—	(15,181)	(15,181)
Balance as of June 30, 2024	9,436	$11,555	17,394,064	$2	$197,598	$(246,629)	$(49,029)

	Redeemable Convertible
	Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	9,436	$11,555	17,388,599	$2	$196,731	$(234,889)	$(38,156)
Issuance of shares, net	—	—	5,465	—	—	—	—
Issuance costs - ProSomnus Inc.	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	—	870	—	870
Net loss	—	—	—	—	—	(11,740)	(11,740)
Balance as of June 30, 2024	9,436	$11,555	17,394,064	$2	$197,598	$(246,629)	$(49,029)

See accompanying notes to unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three and six months ended June 30, 2023

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	16,041,464	$2	$190,525	$(217,687)	$(27,160)
Issuance of shares, net	16,166	—	164	—	164
Stock-based compensation expense	—	—	343	—	343
Net income	—	—	—	905	905
Balance as of June 30, 2023	16,057,630	$2	$191,032	$(216,782)	$(25,748)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	16,041,464	$2	$190,299	$(210,795)	$(20,494)
Issuance of shares, net	16,166	—	164	—	164
Stock-based compensation expense	—	—	569	—	569
Net loss	—	—	—	(5,987)	(5,987)
Balance as of June 30, 2023	16,057,630	$2	$191,032	$(216,782)	$(25,748)

See accompanying notes to unaudited condensed consolidated financial statements

PROSOMNUS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,740)	$(5,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735	361
Amortization of assets obtained under finance leases	578	397
Amortization of operating right-of-use assets	177	202
Noncash research and development	—	100
Noncash interest	1,174	1,517
Allowance for credit losses	2	72
Stock-based compensation	870	570
Change in fair value of earnout liability	(620)	(8,200)
Change in fair value of debt	(5,885)	2,629
Change in fair value of warrant liability	(96)	(1,264)
Loss on disposal of property and equipment	—	117
Right-of-use asset impairment	—	335
Shares issued for services received	—	164
Non-cash reorganization items, net	10,081	—
Changes in operating assets and liabilities:
Accounts receivable, net	(684)	(790)
Inventory	567	(670)
Prepaid expenses and other current assets	(2,223)	456
Other assets	35	(21)
Accounts payable	(1,439)	(29)
Accrued expenses and other current liabilities	(1,719)	2,118
Operating lease liabilities	(148)	134
Net cash used in operating activities	(10,335)	(7,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(436)	(1,212)
Net cash used in investing activities	(436)	(1,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debtor-in-possession (DIP) Facility	9,500	—
Principal payments on finance lease obligations	(459)	(658)
Payment of deferred financing cost	—	(62)
Principal payments on equipment financing obligation	(28)	(20)
Net cash provided by (used in) financing activities	9,013	(740)
Net change in cash and restricted cash	(1,758)	(9,741)
Cash and restricted cash at beginning of period	7,063	15,916
Cash and restricted cash at end of period	$5,305	$6,175

Supplemental disclosure of cash flow information:
Cash paid for taxes	$28	$—
Cash paid for interest	$564	$657
Cash paid for Reorganization items, net	$1,377	$—

Supplemental disclosure of noncash investing and financing activities:
ROU assets obtained in exchange for finance lease obligations	$628	$1,274
Roll-up of Senior Secured Convertible Notes to debtor-in-possession (DIP) Facility	$2,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PROSOMNUS, INC.

(DEBTOR-IN-POSSESSION)

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

On December 6, 2022, Lakeshore Acquisition I Corp. (“Lakeshore”) consummated a series of transactions that resulted in the combination (the “Business Combination”) of Lakeshore with ProSomnus Holdings, Inc. and its wholly-owned subsidiary, ProSomnus Sleep Technologies, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 9, 2022. Pursuant to the “Merger Agreement”, Lakeshore merged with and into ProSomnus Holdings, and changed its name to ProSomnus, Inc.

The transaction was accounted for as a reverse recapitalization with ProSomnus Sleep Technologies, Inc. being the accounting acquirer and Lakeshore as the acquired Company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of ProSomnus Sleep Technologies, Inc.

Chapter 11 Filing

The Company and certain of its existing affiliates and subsidiaries (collectively, the “Debtors”), as defined in Restructuring Support Agreement (“RSA”), filed voluntary petitions for relief (the “Chapter 11 Cases”) on May 7, 2024 (the “Petition Date”) under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), as amended in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). At that time, the Debtors’ certain senior subordinate secured debtor-in-possession term loan agreement (the “DIP Credit Agreement”) with the lenders from time-to-time party thereto (the “DIP Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, on the terms and conditions set forth therein, was subject to approval by the Bankruptcy Court. On May 9, 2024, the Bankruptcy Court issued an order approving the DIP Credit Agreement on an interim basis and set the final hearing to approve the DIP Credit Agreement on a final basis for June 5, 2024. On June 5, 2024, the Bankruptcy Court entered an order approving the DIP Credit Agreement on a final basis.

At a hearing held before the Bankruptcy Court on June 26, 2024, the Bankruptcy Court determined that the Debtors’ Disclosure Statement for Amended Joint Chapter 11 Plan of Reorganization of ProSomnus, Inc. and its Debtor Affiliates (the “Plan”), including all exhibits and schedules thereto, contains adequate information and that the Debtors are authorized to solicit votes on, and pursue confirmation of, the Plan. Additionally, the Bankruptcy Court established, among other things, the confirmation hearing date for the Plan and set various deadlines associated with such confirmation hearing, including, but not limited to, the deadline for filing objections to the confirmation of the Plan.

The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court under the lead case In re ProSomnus. Inc., Case No. 24-10972 (JTD). As debtors-in-possession, the Debtors are generally permitted to continue to operate as ongoing businesses and pay debts and honor obligations arising in the ordinary course of business after the Petition Date. However, the Debtors generally may not pay third-party claims or creditors in connection with obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. Under the Bankruptcy Code, third-party actions to collect pre-Petition Date indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court.

Among other requirements, the Chapter 11 Cases must comply with the priority scheme established by the Bankruptcy Code, under which certain post-Petition Date and secured or “priority” pre-Petition Date liabilities generally need to be satisfied before general unsecured creditors and shareholders are entitled to receive any distributions.

Events of Default

The Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under substantially all of its then-outstanding debt instruments. However, Section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations, and creditors’ rights of enforcement with respect to the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 9 for additional information.

Restructuring Support Agreement

On May 7, 2024, the Company voluntarily entered into a Restructuring Support Agreement (“RSA”) with (i) certain of its existing Debtors, affiliates and subsidiaries (as set forth in the RSA, and together with the Company, the “Company Parties”); and (ii) certain sponsoring Senior Noteholders and Subordinated Noteholders (the “Sponsoring Noteholders”).

As set forth in the RSA, the Company Parties and the Sponsoring Noteholders have agreed to the principal terms of a voluntary restructuring of the Company Parties (the “Restructuring”) and the Plan. Although the Company Parties intend to pursue the Restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company Parties will be successful in completing the Restructuring, whether on the same or different terms than those provided in the RSA.

The RSA contemplates a comprehensive financial restructuring of the Company's existing capital structure. Among other terms, the RSA provides for the following:

●	The Company Parties may receive an aggregate of $20.0 million in potential capital, including through a debtor-in-possession facility and a potential new-money equity capital raise, while also retaining existing amounts due to customers, critical vendors, equipment lenders, and trade creditors; more specifically:

o	The Sponsoring Noteholders have committed to provide the DIP Credit Agreement, which will consist of (i) $7.0 million in new money debtor-in-possession loans and (ii) the “roll-up” of (a) $4.0 million of obligations under the prepetition bridge notes (the "2024 Bridge Notes") as defined in the RSA, and (b) $2.0 million of obligations under the Senior Secured Notes (as defined in the RSA), in each case, on the terms set forth in the Definitive Documents (as defined in the RSA). The DIP Credit Agreement is expected to provide the Company Parties with sufficient liquidity to complete the Restructuring. The new money portion of the DIP Credit Agreement will be available in two draws, with $2.5 million available upon interim approval of the DIP Credit Agreement by the Bankruptcy Court;
o	General Unsecured Claims will be paid in the ordinary course of business during and after the restructuring;
o	On the Plan Effective Date as defined in the RSA, (the “Plan Effective Date”), the Company expects to consummate a new-money equity capital raise in an amount of at least $9.0 million, which will be offered for participation by the Sponsoring Noteholders and certain other third-party investors, subject to other terms as set forth in the RSA;

●	On the Plan Effective Date, ProSomnus Sleep Technologies, Inc. (as reorganized, “Reorganized ProSomnus”) will issue a single class of equity interests that will be distributed pro rata to the Subordinated Secured Noteholders (as defined in the RSA), subject to dilution on account of the management incentive plan, the New Money Common Equity (as defined in the RSA), and certain other fees, premiums, and/or other terms as set forth in the RSA;

●	Following the Plan Effective Date, Reorganized ProSomnus may establish a customary management equity incentive plan;

●	On the Plan Effective Date, there will be no recovery for holders of other equity interests in the Company Parties; and

●	Confirmation of the Plan is anticipated, but not guaranteed, to occur within 90 days of filing the Chapter 11 Cases.

In accordance with the RSA, each Sponsoring Noteholder agreed, among other terms, to:

●	So long as its vote was properly solicited in accordance with the United States Code (the “Code”), vote to accept the Plan;

●	Negotiate the Definitive Documents in good faith; and

●	Not take any action inconsistent with the RSA and the RSA term sheet or the confirmation and consummation of the Plan.

In accordance with the RSA, the Company Parties agreed, among other terms, to:

●	Support and complete the Restructuring Transactions (as defined in the RSA) contemplated under the RSA, the RSA term sheet, and the Plan Related Documents (as defined in the RSA);

●	Negotiate the Definitive Documents in good faith;

●	Take all necessary and appropriate actions in furtherance of the Restructuring;

●	Complete the Restructuring; and

●	Comply with certain milestone for the Chapter 11 Cases (as defined in the RSA).

Certain of the transactions described in the foregoing shall be subject to approval by the Bankruptcy Court pursuant to the Chapter 11 Cases.

The financial restructuring and other transactions contemplated in the RSA will be implemented and consummated through, among other terms:

1.	The funding of the Senior Bridge Notes (as defined below) by an ad hoc group of holders of the Company’s Senior Notes (as defined in the RSA) and Subordinated Notes (as defined in the RSA) that hold and control, in the aggregate, 100% of the Company’s issued and outstanding 2022 Senior Convertible Notes (as defined in the RSA), 100% of the issued and outstanding 2023 Senior Convertible Exchange Notes (as defined in the RSA), 94.95% of the Company’s issued and outstanding 2022 Subordinated Convertible Notes (as defined in the RSA), and 100% of the Company’s issued and outstanding 2023 Subordinated Convertible Exchange Notes (as defined in the RSA);

2.	The voluntary commencement of the Chapter 11 Cases;

3.	The funding of the DIP Credit Agreement by the Sponsoring Noteholders, which included a post-emergence commitment by the Sponsoring Noteholders and third-party investors to purchase equity in the reorganized Debtors on terms sufficient to ensure the feasibility of the Plan, which will be in form and substance acceptable to the Sponsoring Noteholders in their sole discretion; and

4.	A financial restructuring of the existing capital structure of the Company Parties pursuant to the Plan, which shall be consistent with the terms set forth herein (unless otherwise agreed by the Company Parties and Sponsoring Noteholders) and otherwise reasonably acceptable to the Company Parties and Sponsoring Noteholders, to be implemented through the Chapter 11 Cases, as provided in the RSA and the RSA term sheet.

DIP Credit Agreement

The DIP Credit Agreement was approved by the Bankruptcy Court on May 9, 2024, on an interim basis, with a final hearing set for June 5, 2024. On June 5, 2024, the Bankruptcy Court approved the DIP Credit Agreement on a final basis.

Under the DIP Credit Agreement, the DIP Lenders, as described above. The funds will be used to (a) finance the Chapter 11 Cases, (b) make other court-approved payments, and (c) provide working capital for the Debtors. As of June 30, 2024, the Debtors had borrowed $9.5 million, including rolled-up pre-bankruptcy bridge funding. The obligations are secured by liens on most of the Debtors’ assets are senior to the Company's subordinated notes but junior to the senior notes, some of which are held by the DIP Lenders.

The borrowings under the DIP Credit Agreement are due on November 7, 2024, or upon certain termination events, with an interest rate of the prime rate plus 9.00%, with an exit fee of 10.00%. The proceeds are designated for payroll, key suppliers, critical sales incentives, and restructuring, as per the approved budget. Any expense over $0.2 million requires approval from the majority of the Sponsoring Noteholders. The DIP Credit Agreement also includes a minimum liquidity requirement of $1.5 million. The DIP Credit Agreement, including all accrued interest and fees, will be equitized upon the Plan Effective Date. The DIP Credit Agreement includes typical negative covenants, restricting additional indebtedness, asset liens, investments, mergers, and dividends, with exceptions. It also has customary representations, warranties, affirmative covenants, and default events, including the dismissal or conversion of the Chapter 11 Cases, trustee appointments, and other events affecting the DIP Lenders’ rights.

Some DIP Lenders participated in the Company’s Series A Convertible Preferred Stock offering in September 2023. One DIP Lender is affiliated with Spring Mountain Capital, where Jason Orchard, a Company board member, is a Managing Director.

2024 Bridge Notes

The Sponsoring Noteholders provided the Company with pre-petition bridge notes (the “Senior Bridge Notes”) as follows:

1.	On April 17, 2024, the Company authorized and issued the 2024 Senior Bridge Notes up to the aggregate principal amount of $5.0 million pursuant to those certain Consents to New Note Issuance and Related Indenture Amendments, dated as of April 17, 2024, among the Company and the Sponsoring Noteholders and issued under the 2022 Senior Indenture (the “Bridge Indenture Amendment”).

2.	Principal payments for the 2024 Senior Bridge Notes are due on January 1, April 1, July 1 and October 1 of each year, commencing with October 1, 2024, until the earlier of December 6, 2025 or the 2024 Senior Bridge Notes no longer being outstanding.

3.	Interest payments for the 2024 Senior Bridge Notes are due on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2024, on each Conversion Date (as defined in the Bridge Indenture Amendment), as to that principal amount then being converted), on each Optional Redemption Date (as defined in the Bridge Indenture Amendment), as to that principal amount then being redeemed), and on the Maturity Date (as defined in the Senior Bridge Notes); provided, however, that the interest otherwise payable on April 1, 2024 and July 1, 2024 may instead be paid on October 1, 2024. Interest will accrue from April 17, 2024. No Senior Bridge Notes remain outstanding as of June 30, 2024.

Bankruptcy Accounting

As a result of the Chapter 11 Cases, the Company has applied the provisions of Accounting Standards Codification Topic 852, Reorganizations (“ASC 852”) in preparing the accompanying Unaudited Condensed Consolidated Financial Statements. ASC 852 requires that, for periods including and after the filing of a Chapter 11 petition, the Condensed Consolidated Financial Statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Accordingly, for periods beginning with the second quarter of 2024, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as “Liabilities subject to compromise” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. Refer to Note 8 for further details. The determination of how liabilities will ultimately be settled or treated cannot be made until approved by the Bankruptcy Court. Therefore, the amounts presented in Note 8 are preliminary and may be subject to future adjustments as a result of, among other things, the possibility of occurrence of certain Bankruptcy Court actions, further developments with respect to disputed claims, any rejection by the Company of executory contracts, and/or any payments by the Company of amounts classified as “Liabilities subject to compromise,” which may be allowed in certain limited circumstances.

Amounts are also subject to adjustments if the Company makes changes to its assumptions or estimates related to claims as additional information becomes available to the Company, including, without limitation, those related to the expected amounts of allowed claims, the value of any collateral securing claims and the secured status of claims. Such adjustments may be material. Additionally, as a result of the Chapter 11 Cases, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Unaudited Condensed Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in the Company’s Condensed Consolidated Balance Sheets and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Reorganization Items

As a result of filing the Chapter 11 Cases, the Debtors have incurred and will continue to incur significant costs associated with the bankruptcy proceedings and reorganization under the Plan. These costs, primarily related to legal and professional fees, are expected to substantially impact the Company's financial results.

From the Petition Date through [June 30, 3024], the Company incurred $12.2 million in pre-petition reorganization costs. In accordance with applicable accounting guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024. Refer to Note 7 for further details.

During the six months ended June 30, 2024 and 2023, the Company’s cash flows included net cash outflows of $1.4 million and nil, respectively, related to amounts classified or expected to be classified as Reorganization items, net, which primarily consisted of payments for professional fees and bankruptcy related expenses.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-Petition Date claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors' pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Executory Contracts

Pursuant to the terms of the Plan, all executory contracts and unexpired leases of the Debtors shall be assumed as of the Plan Effective Date, unless otherwise determined to be rejected by the Sponsoring Noteholders, subject to the consent of the Company, which consent shall not be unreasonably withheld.

Delisting of our Common Stock from NASDAQ

As previously disclosed, the Company was notified by the Nasdaq Global Market (“Nasdaq”) that the Company was not in compliance with Nasdaq’s minimum market value of listed securities of $50.0 million, Nasdaq’s minimum market value of publicly held shares of $15.0 million, or Nasdaq’s minimum bid price requirement of $1.00, each of which was required for continued listing on Nasdaq. Due to such noncompliance, Nasdaq notified the Company that it would be subject to delisting. After the Company requested an appeal hearing, which stayed the delisting action, the Company continued to evaluate its options to remain listed on Nasdaq and ultimately determined to withdraw the hearing request. Thereafter, the Company received a letter from Nasdaq which stated that trading of its common stock and warrants would be suspended at the open of business on April 18, 2024. On April 25, 2024, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The delisting was effective 10 days after the filing of the Form 25.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any future periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

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

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including cash and managed accessibility, forecasted future cash flows and the Company’s obligations due one year from the issuance date of the financial statements. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession entity pursuant to the Bankruptcy Code, the Company may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited Interim Consolidated Financial Statements. Further, the Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s unaudited Interim Condensed Consolidated Balance Sheet as of June 30, 2024 and going forward. In performing this evaluation, management concluded that under the standards of ASC 205-40, substantial doubt exists about the Company’s ability to continue as a going concern due to the risks and uncertainties surrounding the Chapter 11 Cases, the defaults under the Company’s debt agreements and the Company’s financial condition. The Company’s future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. The Company’s condensed consolidated financial statements included herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and instead have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of the Company’s liabilities and commitments incurred in the normal course of business.

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

In addition to the Chapter 11 Cases, based on the Company’s current level of expenditures and future cash flow projections, the Company believes it’s current unrestricted cash balance will not be sufficient for the Company to continue operations as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additionally, the indentures governing the Company’s Senior Convertible Notes and Subordinated Convertible Notes (as defined below and, collectively the “Convertible Notes”) contain monthly and quarterly financial covenants. Failure to comply with the covenants or obtain a waiver and extension from the holders of each series of our Convertible Notes could result in an event of default under each of the indentures governing the Convertible Notes and result in an acceleration of the Convertible Notes. The Company believes these factors raise substantial doubt about its ability to continue as a going concern.

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

The Company sells its products to customers primarily in North America and Europe. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. No customers exceeded more than 10% of the Company’s accounts receivables or revenue as of and for the six months ended June 30, 2024 and December 31, 2023.

The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2024 and December 31, 2023, the Company had $5.1 million and $6.8 million in excess of the FDIC insured limit, respectively. The Company’s investment policy, which is predicated on capital preservation and liquidity, limits investments to instruments denominated and payable in U.S. dollars. The Company believes its credit risk is mitigated due to the high quality of the banks in which it places its deposits. Historically, the Company has not experienced significant credit losses from financial instruments.

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

During the second quarter of 2024, in accordance with ASC 852, the Company adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim by expensing (within Reorganization items, net in the Condensed Consolidated Statements of Operations) $10.1 million and increasing the liability to the expected amount of the allowed claim. As of June 30, 2024, the entire carrying amount the Company’s debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in the “Liabilities subject to compromise’ line in the Condensed Consolidated Balance Sheets.

As of June 30, 2024, the fair value of the Earnout liability and Warrant liability was zero. These fair values represent Level 3 measurements, as defined in ASC 820. Therefore, there were no instruments measured at fair value as of that date for these liabilities. Refer to Notes 10 and 13 for the rollforward of the Warrant liability and Earnout liability, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Restricted Cash

The Company’s restricted cash as of June 30, 2024 and December 31, 2023 of $0.7 million consisted of a letter of credit on hand with the Company's financial institution as collateral for an office lease.

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

Senior and Subordinated Convertible Notes

Prior to the Petition Date, the Company accounted for its Notes, as derivatives in accordance with, ASC 815, Derivatives and Hedging, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and remeasured at each subsequent reporting period, and recorded within Convertible Notes, net on the accompanying Condensed Consolidated Balance Sheets and changes in fair value recorded in other expense within the Condensed Consolidated Statements of Operations. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

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

As per ASC 815, the fair value election is allowable provided the debt was not issued at a substantial premium. The Company concluded that the Convertible Notes were not issued at a premium and hence the Company elected the fair value option under ASC 815-15-25. The Company elected to record changes in fair value through the Condensed Consolidated Statement of Operations as a fair value adjustment of the convertible debt at each reporting period (with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in other comprehensive income, if applicable). The Company has elected to separately present interest expense related to the Convertible Notes within the Condensed Consolidated Statement of Operations. Thus, the multiple embedded derivatives do not need to be separately bifurcated and fair valued. As of December 31, 2023, the Convertible Notes are reflected at their respective fair values on the Condensed Consolidated Balance Sheets.

During the second quarter of 2024, in accordance with ASC 852, the Company adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and then remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as other income or expense on the Condensed Consolidated Statement of Operations.

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

NOTE 3 — INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$1,296	$1,967
Work-in-process	176	72
	$1,472	$2,039

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Manufacturing equipment	$4,324	$4,042
Computers and software	1,215	1,200
Construction in progress	100	—
Leasehold improvements	846	846
	6,485	6,088
Less: accumulated depreciation	(3,460)	(2,730)
Property and equipment, net	$3,025	$3,358

Depreciation and amortization expense for property and equipment was $0.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2024 and 2023.

The Company disposed property and equipment assets of $0.7 million which had an accumulated depreciation of $0.6 million during the six months ended June 30, 2023. The resulting $0.1 million loss on disposal is reflected in the Condensed Consolidated Statement of Operations within other expense. During six months ended June 30, 2024, the Company did not dispose of any property and equipment.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation related accruals	$1,615	$3,387
Marketing programs	786	934
Interest	—	382
Warranty	465	465
Professional fees	1,206	632
Inventory purchases and freight	—	613
Other	122	343
	$4,194	$6,756

NOTE 6 — LEASES

The Company has entered into four equipment leases during the six months ended June 30, 2024, which have been classified as finance leases. The lease terms for these leases range from three to five years, with a total monthly lease payment of approximately

$28.0 thousand. As of June 30, 2024, the Company has recorded the right-of-use (ROU) assets and lease liability for these leases, with an aggregate amount of $0.6 million.

On May 17, 2022, the Company signed a ten-year lease for the Company’s corporate headquarters. The lease commenced on December 15, 2022 and resulted in the recognition of $5.4 million of operating ROU asset and lease liability. The monthly payment is approximately $0.1 million and is subject to stated annual escalations. The Company received five months of free rent.

For the corporate headquarters lease, the Company provided a $0.3 million security deposit, which is recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. The Company's largest investor initially guaranteed $1.7 million for the lease agreement, followed by a rolling one-year guarantee. The Company replaced the guarantee with a letter of credit of $0.7 million secured by a certificate of a deposit for the same amount that is recorded as restricted cash on the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 204. On February 28, 2023, the Company vacated its previous corporate office premises with a remaining lease term of approximately ten months. Since there was no new cash inflow generated or expected from the sale or sublease of property and leasehold improvements at the location, the Company recorded an impairment loss on the ROU operating lease assets and leasehold improvements of $0.3 million and $0.1 million, respectively. The Company also accrued liabilities of $0.1 million in anticipation of expected common area maintenance payments on the remainder of the lease. The impairment loss and the accrued expenses are reflected as other expense in the consolidated statements of operations as of December 31, 2023. No such impairment loss and the accrued expenses are recorded in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024.

The Company’s finance leases consist of various machinery, equipment, computer-related equipment, or software and have remaining terms from less than one year to five years.

The components of the Company’s lease cost, weighted average lease terms and discount rates are presented in the tables below (in thousands, except lease term and discount rate):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense:
Operating lease cost	$223	$223	$447	$488
Finance lease expense:
Amortization of assets obtained under finance leases	313	216	578	397
Interest on lease liabilities	86	78	176	156
Variable lease expense	19	—	22	—
Total expense	$641	$517	$1,223	$1,041

	June 30,	December 31,
	2024	2023
Operating leases:
Weighted average remaining lease term (in years)	8.75	9.0
Weighted average discount rate	10.00%	10.00%
Finance leases:
Weighted average remaining lease term (in years)	3.17	3.0
Weighted average discount rate	10.65%	10.21%

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information related to operating leases was as follows (in thousands):
Operating cash flows from operating leases	$418	$152
Operating cash flows from finance leases (interest)	181	156
Financing cash flows from finance leases (principal portion)	459	658

Right-of-use assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Manufacturing equipment	$5,583	$5,237
Computers and software	686	700
Leasehold improvements	218	218
Total	6,487	6,155
Less accumulated amortization	(3,141)	(2,890)
ROU assets for finance leases	3,346	3,265
ROU assets for operating leases	4,892	5,069
Total ROU assets	$8,238	$8,334

At June 30, 2024, the following table presents maturities of the Company’s finance and operating lease liabilities (in thousands):

Six Months Ended June 30, 2024	Finance	Operating
2024 (remaining 6 months)	$681	$419
2025	1,286	861
2026	983	887
2027	430	914
2028	333	941
Thereafter	15	4,056
Total minimum lease payments	3,728	8,078
Less amount representing interest	(498)	(2,701)
Present value of minimum lease payments	3,230	5,377
Less current portion	(1,086)	(333)
Lease obligations, less current portion	$2,144	$5,044

NOTE 7—REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and are summarized below (in thousands):

Amount
Professional fees	$2,126
Other bankruptcy-related costs	41
Debt value accounting adjustment	10,081
Total	$12,248

NOTE 8— LIABILITIES SUBJECT TO COMPROMISE

As discussed in Note 1, since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the Company's accompanying unaudited Condensed Consolidated Balance Sheets, the line “Liabilities subject to compromise” reflects the expected allowed amount of the pre-Petition Date claims that have at least a possibility of not being repaid at the full claim amount.

Liabilities subject to compromise at June 30, 2024 consisted of the following (in thousands):

June 30, 2024
Senior Convertible Notes	$15,500
Subordinated Convertible Notes	21,072
Total	$36,572

NOTE 9 — DEBT

Equipment Financing Obligation

At June 30, 2024, the Company’s future principal maturities under the equipment financing obligations are summarized as follows (in thousands):

Six Months Ended June 30, 2024	Amount
2024 (remaining 6 months)	$29
2025	64
2026	65
Total principal maturities	158
Less: current portion	(60)
Equipment financing obligation, net of current portion	$98

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

As a result of the Bankruptcy Court issued Automatic Stay and in accordance with ASC 852, the Company has accrued interest expense on the Senior Convertible Notes only up to the Petition Date. The outstanding principal amount, along with accrued and unpaid interest, was reclassified as liabilities subject to compromise as of June 30, 2024.

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

Additional interest rate upon certain non-credit related events	Other feature	Upon an event of default, additional interest will be incurred. Additional interest will also be incurred if the Notes are not freely tradeable.
Ability to pay interest in kind (PIK Interest)*	Other feature	The Company has the election to pay interest in cash or in-kind.

*The PIK interest feature is only present in the Subordinated Convertible Note, and not available in the Senior Convertible Notes.

The Company assessed the embedded features within these Convertible Note and determined the following:

●	The Optional Redemption feature (1), the Mandatory redemption feature (2), and the Lender’s Optional redemption feature (3) met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. Further, the redemption features are settled in cash and would therefore not meet the indexed to equity and equity classification scope exception. Thus, these redemption features were concluded to be embedded derivatives that should be bifurcated from the loan and accounted for separately at fair value on a recurring basis.
●	The Lender’s Optional Conversion feature (4) and the Lender’s Optional Conversion Upon Merger (5) event features also met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. The economic characteristics of the Lender’s Optional Conversion feature (4) and the Make Whole premium on Lenders’ Optional Conversion Upon Merger Event (5) were based on fair value of the underlying shares. The settlement amount of the interest make-whole is not indexed to the issuer’s equity but is based on stated interest cash flows. The

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

As a result of the Bankruptcy Court issued Automatic Stay and in accordance with ASC 852, the Company has accrued interest expense on the Subordinated Convertible Notes only up to the Petition Date. The outstanding principal amount, along with accrued and unpaid interest was reclassified as liabilities subject to compromise as of June 30, 2024.

The Convertible Notes are subject to minimum revenue, cash, and EBITDA financial covenants. From July 1, 2023, the Convertible Notes require the Company to maintain a minimum cash balance of $4.5 million on the first day of each calendar month. On March 1, 2024, the Company ceased to be in compliance with the minimum cash covenant. On March 25, 2024, the lenders agreed to (i) waive the minimum cash covenant for the period commencing on March 1, 2024 through and including June 30, 2024, provided that the Company’s cash balance remains above $2.5 million during such period; and (ii) waive any default under the indentures resulting from any breach by the Company that may have arisen up to March 1, 2024. As of June 30, 2024, the Company was not in compliance with the minimum cash covenant when the grace period lapsed, and its cash balance was below $4.5 million.

As a result of the automatic stay issued by the Bankruptcy Court, as discussed in Note 1, and in accordance with ASC 852, the Company has accrued interest expense on the Convertible Notes only up to the Petition Date. The outstanding principal amount, along with accrued and unpaid interest was reclassified as liabilities subject to compromise as of June 30, 2024.

Financing Transaction

On September 20, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), and the transactions contemplated by the Securities Purchase Agreement, (the “Financing Transaction”) with certain third-party and related party investors (the “Investors”), pursuant to which the Company issued (i)  an aggregate of 10,426 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $10.4 million at a per share purchase price of $1,000, and (ii) (A) with respect to Investors that held the Existing Convertible Notes, new convertible notes on substantially similar terms to such Noteholder Investor’s Existing Convertible Notes other than that such new notes will be convertible into shares of Common Stock, at a conversion price of $1.00 per share subject to the terms and conditions of the applicable new indenture pursuant to which the applicable series of New Notes have been issued by the Company (the “New Notes”), in exchange for such

Noteholder Investor’s portion of the principal amount outstanding of the Existing Convertible Notes (the “Exchanges”) pursuant to exchange agreements entered into between the Company and each of the Noteholder Investors (together, the “Exchange Agreements”) and/or (B) warrants to purchase shares of Common Stock at an exercise price of $1.00 per share (such warrants, the “Transaction Warrants”).

DIP Credit Agreement

As discussed in Note 1, the Company entered into a DIP Credit Agreement, approved by the Bankruptcy Court on June 5, 2024. The DIP Credit Agreement provides up to $13.0 million, consisting of (i) $7.0 million in new money debtor-in-possession loans and (ii) the “roll-up” of (a) $4.0 million of obligations under the Senior Bridge Notes and (b) $2.0 million of obligations under the Senior Secured Notes, maturing on November 7, 2024. The $7.0 million new money DIP loans will be reduced on a dollar-for-dollar basis by the rolled-up Senior Bridge Notes amount. The interest rate is set at prime plus 9.00%, with an exit fee of 10.00%.

The DIP Credit Agreement is secured junior to the Senior Notes and senior to the Subordinated Notes. The proceeds are designated for payroll, key suppliers, critical sales incentives, and restructuring, as per the approved budget. The Company is required to maintain a minimum liquidity requirement of $1.5 million. Bankruptcy Court approval and other standard terms in the DIP Credit Agreement are required as conditions precedent. Financial reporting requirements include weekly 13-week cash flow statements and a pre-approved budget.

As of June 30, 2024, the Company had received an aggregate of $5.5 million in new money loans under the DIP Facility. The DIP Facility, including all accrued interest and fees, will be equitized upon the Plan Effective Date.

2024 Bridge Notes

On April 17, 2024, the Company authorized and issued the 2024 Senior Bridge Notes, a $5.0 million bridge notes facility, and concurrently issued $2.0 million of Senior Secured Convertible Notes to existing investors in the Company. An additional $2.0 million of such notes were issued on April 29, 2024. These issuances were made pursuant to the Consents to New Note Issuance and Related Indenture Amendments dated April 17, 2024, and were issued under the 2022 Senior Indenture, as supplemented.

Liabilities Subject to Compromise Under Chapter 11

As of June 30, 2024, the Company had outstanding Senior Secured Convertible Notes with a face value of $14.9 million and accrued interest of $0.5 million. Prior to Chapter 11 Cases, the total amount owed by the Company was $17.5 million, consisting of $16.9 million in principal and $0.5 million in accrued interest.

Under the uncontested Plan, $2.0 million of the Senior Secured Convertible Notes were rolled into DIP financing, which will be converted into equity upon exit. The remaining principal and interest will be replaced with new Senior Notes, totaling $15.5 million (face value of $14.9 million plus accrued interest), bearing a 7% interest rate with interest paid as PIK through June 30, 2025.

The restructuring of the Senior Secured Convertible Notes, including the roll of pre-petition principal into DIP financing and the reissuance of notes with reduced features, constitutes a legal impairment, rendering the Senior Notes compromised for accounting purposes. Pursuant to ASC 852-10-45-4, the outstanding principal and accrued interest are reported at the court-approved claim amount of $15.5 million and were reclassified as liabilities subject to compromise as of June 30, 2024. Refer to Note 8 for additional information.

As of June 30, 2024, Subordinated Secured Convertible Notes with a face value of $20.7 million and accrued interest of $0.4 million remain outstanding.

Under the Plan, the Subordinated Secured Convertible Notes will be cancelled upon exit from bankruptcy, and holders will receive shares of New Common Stock based on a pre-money valuation of $7.0 million. This cancellation of debt in exchange for new equity constitutes a legal impairment, rendering the Subordinated Secured Convertible Notes compromised for accounting purposes.

Pursuant to ASC 852-10-45-4, the Senior Secured Convertible Notes with face value $14.9 million, Subordinated Secured Convertible Notes with a face value of $20.7 million and accrued interest of $0.9 million are reported at June 30, 2024, at the court-

approved claim amount of $36.6 million under the caption "Liabilities subject to compromise". This reflects the liability's compromised status, as it will not be fully repaid or satisfied upon exit. (Refer to Note 8).

The following is a summary of changes in the Convertible Notes for three and six months ended June 30, 2024 and 2023 (in thousands):

	Senior Convertible Notes	Subordinated Convertible Notes
Beginning fair value, December 31, 2023	$14,277	$18,320
Paid-in-kind interest	—	572
Change in fair value of debt	(1,543)	(4,341)
Fair value as of March 31, 2024	12,734	14,551
Accrued interest for Senior Convertible Notes	540	—
Paid-in-kind interest for Subordinated Convertible Notes	—	363
Reclassification of accrued interest of Senior Convertible Notes to DIP Facility	303	—
Reorganization item, debt value accounting adjustment	3,923	6,158
Roll-up of Senior Secured Convertible Notes to DIP Facility	(2,000)	—
Liabilities subject to compromise as of June 30, 2024	$15,500	$21,072

	Senior Convertible Notes	Subordinated Convertible Notes
Beginning fair value, December 31, 2022	$13,651	$10,356
Paid-in-kind interest	—	724
Change in fair value of debt	827	1,000
Fair value as of March 31, 2023	14,478	12,080
Paid-in-kind interest	—	794
Change in fair value of debt	(1,550)	2,352
Ending fair value, June 30, 2023	$12,928	$15,226

NOTE 10 – COMMON STOCK WARRANTS

As of June 30, 2024 and December 31, 2023, the Company had 11,966,611 warrants outstanding and not exercised.

The following is a summary of the Company’s liability classified and equity classified warrant activity as of June 30, 2024:

		Outstanding				Outstanding
	Issuance	December 31,				June 30,
Liability Classified Warrants	Period	2023	Granted	Exercised	Cancelled	2024	Expiration
Convertible Notes Warrants - Senior Debt	Dec-22	169,597	—	—	—	169,597	Dec-27
Convertible Notes Warrants - Subordinated Debt	Dec-22	1,745,310	—	—	—	1,745,310	Dec-27
		1,914,907	—	—	—	1,914,907

		Outstanding				Outstanding
	Issuance	December 31,				June 30,
Equity Classified Warrants	Period	2023	Granted	Exercised	Cancelled	2024	Expiration
Private Warrants	Dec-22	196,256	—	—	—	196,256	Dec-27
Additional Private Warrants	Dec-22	300,685	—	—	—	300,685	Dec-27
Public Warrants	Dec-22	4,100,239	—	—	—	4,100,239	Dec-27
Transaction Warrants	Sep-Oct -23	5,454,524	—	—	—	5,454,524	Sep-28
		10,051,704	—	—	—	10,051,704

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

As of March 31, 2024, the fair value of outstanding warrants classified as liabilities was $0.04 million. Following the Petition Date, the Company reassessed the fair value of the Company’s warrants. As a result, the Company determined that the fair value of these warrants was zero, as presented in the table below.

The changes in fair value of the outstanding warrants classified as liabilities for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Convertible Notes Warrants - Senior Debt	Convertible Notes Warrants - Subordinated Debt	Total
Warrant liability, December 31, 2023	$9	$87	$96
Change in fair value	(5)	(53)	(58)
Warrant liability, March 31, 2024	4	34	38
Change in fair value	(4)	(34)	(38)
Warrant liability, June 30, 2024	$—	$—	$—

	Convertible Notes Warrants - Senior Debt	Convertible Notes Warrants - Subordinated Debt	Total
Warrant liability, December 31, 2022	$177	$1,814	$1,991
Change in fair value	81	762	843
Warrant liability, March 31, 2023	258	2,576	2,834
Change in fair value	(193)	(1,913)	(2,106)
Warrant liability, June 30, 2023	$65	$663	$728

NOTE 11 – COMMON STOCK

The Company has authorized for issuance 150,000,000 shares of Common Stock at par value of $0.0001 per share as of June 30, 2024 and December 31, 2023.

As discussed in Note 1, pursuant to the RSA and the Plan, holders of equity interests shall not receive any distribution and their equity interests shall be extinguished upon confirmation and effectiveness of the Plan, as approved by the Bankruptcy Court. Such equity interests include, but are not limited to, all of the Company’s outstanding preferred stock, common stock, purchase rights, warrants, stock options, and other equity or debt securities (convertible or otherwise) evidencing or creating any right or obligation to acquire or issue any of the foregoing. Upon implementation of the Plan, all such equity interests shall be cancelled and shall cease to exist, and holders thereof shall not be entitled to receive any payment or distribution in respect of such equity interests.

The Company has reserved shares of Common Stock for the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
2022 Equity Incentive Plan reserve	5,889,525	5,889,525
Reserve for earn-out shares	3,000,000	3,000,000
Reserve for exercise of Public Warrants	4,100,239	4,100,250
Reserve for exercise of Private and Additional Private Warrants	496,941	496,941
Reserve for Transaction Warrants	5,454,524	5,454,524
Reserve for exercise of SPA warrants	2,262,585	2,262,585
Reserve for convertible debt	15,761,044	15,766,509
Employee stock purchase plan	500,000	500,000
Reserve for convertible Series A Preferred Stock	9,436,000	9,436,000
Total	46,900,858	46,906,334

NOTE 12 – PREFERRED STOCK

The Company has authorized the issuance of 1,500,000 shares of preferred stock at a par value of $0.0001 per share as of June 30, 2024 and December 31, 2023.

The Company’s Board of Directors has designated 25,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has no maturity and is not subject to any sinking fund or redemption and will remain outstanding indefinitely unless and until converted by the holder or the Company redeems or otherwise repurchases the Series A Preferred Stock.

During the six months ended June 30, 2024 and 2023 there were no issuances of preferred stock. As of June 30, 2024 and December 31, 2023, the Company had 9,436 shares of Series A Preferred Stock outstanding with a liquidation preference of $14.2 million.

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

Pursuant to the terms of the Certificate of Designations of Series A Preferred Stock, in the event the Company is unable to issue the PIK Dividend as scheduled, the conversion ratio of the Series A Preferred Stock into Common Stock will be adjusted to reflect the Common Stock that would have otherwise been issued.  Due to the Company’s negative net stockholder’s value as of March 1, 2024, among other considerations, including applicable Delaware Law, the Company was unable to issue the March 1, 2024 PIK Dividend. As a result, the conversion ratio of the Series A Preferred Stock into Common Stock was updated in accordance with the terms of the Series A Preferred Stock.

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

Voting Rights

Each Series A Preferred Stockholder of the Company is entitled to the whole number of votes equal to the number of shares of Common Stock into which such holder’s Series A Preferred Stock would be convertible on the record date for the vote or consent of stockholders at a conversion price of $1.04 per share of Common Stock rounded to the nearest whole share.

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

Pursuant to the Plan, holders of preferred shares as discussed in Note -1 shall not receive any distribution and their Equity interests shall be extinguished.

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

As of March 31, 2024, the fair value of the outstanding earnout liability was $0.13 million. Following the Petition Date, the Company reassessed the fair value of the Company Earn-out shares. As a result, the Company determined that the fair value of the earnout liability was zero, as presented in the table below.

The changes in fair value of the earnout liability for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

Amount
Earnout liability, December 31, 2023	$620
Change in fair value	(490)
Earnout liability, March 31, 2024	130
Change in fair value	(130)
Earnout liability, June 30, 2024	$—

Amount
Earnout liability, December 31, 2022	$12,810
Change in fair value	(1,500)
Earnout liability, March 31, 2023	11,310
Change in fair value	(6,700)
Earnout liability, June 30, 2023	$4,610

NOTE 14 — STOCK-BASED COMPENSATION

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

As of June 30, 2024, there were 6,000,000 shares reserved and 5,889,525 available for future grants under the 2022 Plan.

 Stock option activity for the six months ended June 30, 2024 was as follows:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at December 31, 2023	1,562,497	$4.67	9.2 years	$35
Granted	—	—
Exercised	—	—
Cancelled	(8,186)	5.20
Outstanding at June 30, 2024	1,554,311	$4.67	8.7 years	$—
Exercisable at June 30, 2024	—	—
Vested and expected to vest as of June 30, 2024	1,554,311	$4.67	8.7 years	$—

As of June 30, 2024, unamortized compensation expense related to unvested stock options was $2.6 million, which is expected to be recognized over a weighted average period of 2.58 years.

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

Restricted Stock Units

During October 2023 and February 2024, the Company granted 736,250 and 2,653,067, respectively, RSUs to certain employees under the 2022 Plan. Of the RSUs granted in October 2023, 543,750 cliff vest on October 25, 2025, and the remaining 192,500 fully vested on the grant date. The RSUs granted in February 2024 vest over a period of two to three years. The board of directors of the Company has the discretion to accelerate the vesting of unvested Restricted Stock Units at any time, as per the terms of the 2022 Plan. The RSUs represent the right to receive Common Stock of the Company, but the participant has no right to payment until the RSUs vest. The vested RSUs will be paid in whole shares of Common Stock within 60 days of the vesting date. If the participant ceases to be a service provider, the unvested RSUs will be forfeited at no cost to the Company, and the participant will have no further rights under the award agreement.

RSU activity for the six months ended June 30, 2024, was as follows:

	Number of	Weighted-Average
	Units	Exercise Price
Unvested at December 31, 2023	543,750	$0.86
Granted	2,653,067	0.73
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2024	3,196,817	$0.75

The Company has recorded stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 related to the grants of stock option awards to employees and nonemployees in the Condensed Consolidated Statement of Operations as follows (in thousands):

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Cost of revenue	$7	$7	$2	$7
Sales and marketing	77	39	133	66
Research and development	98	65	191	112
General and administrative	274	232	544	384
	$456	$343	$870	$569

For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense related to the vested RSUs of $0.4 million. As of June 30, 2024, unamortized compensation expense related to unvested stock options was $2.3 million, which is expected to be recognized over a weighted average period of 1.95 years.

The Company did not recognize any tax benefits related to stock-based compensation expense during the three and six months ended June 30, 2024 and 2023.

2023 Employee Stock Purchase Plan

The Company’s Board of Directors previously adopted, and the Company's stockholders approved, the Company’s 2023 Employee Stock Purchase Plan (the “2023 ESPP”).

The 2023 ESPP is a broad-based plan that provides employees of the Company and its designated affiliates with the opportunity to become stockholders through periodic payroll deductions that are applied towards the purchase of shares of the Company’s Common Stock at a discount from the then-current market price. Subject to adjustment in the case of certain capitalization events, a total of 500,000 shares of Common Stock were available for purchase at adoption of the 2023 ESPP. The first offering period under the plan commenced on June 15, 2023.There were no shares issued under the plan for the six months ended June 30, 2024. As of June 30, 2024, 500,000 shares of Common Stock remained available for issuance under the 2023 ESPP.

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

NOTE 15 — NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the basic and diluted net loss per share attributable to Common Stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except shares and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders - Basic	$(15,181)	$905	$(11,740)	$(5,987)
Interest expense and remeasurement of Senior Convertible Notes liability	—	(1,168)		—
Net loss attributable to common stockholders - Diluted	$(15,181)	$(263)	$(11,740)	$(5,987)

Denominator:
Weighted-average common shares outstanding - Basic	17,393,524	16,057,630	17,393,253	16,045,110
Senior convertible notes	—	3,083,601	—	—
Weighted-average common shares outstanding - Diluted	17,393,524	19,141,231	17,393,253	16,045,110

Net (loss) income per share - Basic	$(0.87)	$0.06	$(0.67)	$(0.37)
Net loss per share - Diluted	$(0.87)	$(0.01)	$(0.67)	$(0.37)

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. As of June 30, 2024 and 2023, earnout shares for 3,000,000 shares of common stock were excluded from diluted earnings per share as they are subject to performance or market conditions that were not achieved at the reporting date.

The potential shares of Common Stock that were excluded from the computation of diluted net loss per share attributable to Common Stockholders for the three and six ended June 30, 2024 and 2023 because including them would have been antidilutive are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Outstanding RSUs	3,196,817	—	3,196,817	—
Warrants to purchase Common Stock	11,966,611	6,512,057	11,966,611	6,512,057
Options to purchase Common Stock	1,582,497	1,465,817	1,582,497	1,465,817
Senior Convertible Notes	14,959,807	—	14,959,807	3,083,601
Subordinated Convertible Notes	20,699,781	3,535,673	20,699,781	3,357,648
	52,405,513	11,513,547	52,405,513	14,419,123

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2024 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

On July 30, 2024, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Plan.

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

Recent Developments

Bankruptcy Filing and Going Concern

On May 7, 2024, the Company initiated a voluntary restructuring process under Chapter 11 of the U.S. Bankruptcy Code to reorganize and strengthen its capital structure going forward, improve financial flexibility and better position the Company for long-term success. In connection with this process, the Company has secured the support of it certain Senior Noteholders and Subordinated Noteholders as defined in the RSA, (the “Sponsoring Noteholders”) under a plan that is designed to deliver an aggregate of approximately $20 million of new capital into the Company. Such Capital will support ongoing operations and the development of strategic initiatives including the Company’s next generation sensor device.

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

The Company’s Sponsoring Noteholders have agreed to the principal terms of a voluntary Restructuring and the filing of a voluntary, pre-negotiated chapter 11 plan of reorganization (the “Reorganization Plan”). The material terms of the Reorganization Plan are set forth in the Restructuring Support Agreement (“RSA”) and include, among other things: An aggregate of $20.0 million of potential capital to the Company, comprising (i) $11.0 million from a debtor-in-possession credit facility, which includes $2.0 million of senior creditor roll-down, and (ii) a potential $9.0 million new-money equity capital raise, while also honoring existing amounts due to customers, critical vendors, equipment lenders and trade creditors. Confirmation of the Reorganization Plan is anticipated, but not guaranteed, to occur within 90 days of filing the Chapter 11 Cases with the Court involving certain of the Company Parties (the “Chapter 11 Cases”). See Note 1 and Note 16 in our notes to consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

We generated revenue of $9.1 million and a net loss of $15.2 million for the three months ended June 30, 2024, compared to revenue of $6.9 million and a net income of $0.9 million for the three months ended June 30, 2023. We generated revenue of $16.6 million and a net loss of $11.7 million for the six months ended June 30, 2024, compared to revenue of $12.7 million and a net loss of $6.0 million for the six months ended June 30, 2023. Accumulated deficit as of June 30, 2024 was $246.6 million.

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

Recent Financing Transactions

Issuance of Convertible Notes

On April 17, 2024 we issued and sold to certain existing ProSomnus investors $2.0 million aggregate principal amount of the Company’s Senior Secured Convertible Notes due December 6, 2025 (“Bridge Notes”). In connection with this financing, we issued

$0.7 million in aggregate principal amount of Notes to investment funds of Spring Mountain Capital (where Jason Orchard, a member of our board of directors serves as a Managing Director).

On April 29, 2024, the Company issued and sold to certain existing ProSomnus investors an additional $2.0 million, aggregate principal amount of the Company’s Bridge Notes.

DIP Credit Agreement

As approved by the Court on May 9, 2024, the Company, as borrower, and certain of the Company’s direct and debtor-subsidiaries, as guarantors (together with the Company, the “DIP Loan Parties”), entered into that certain senior subordinate secured debtor-in-possession term loan agreement (the “DIP Credit Agreement”) with the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, on the terms and conditions set forth therein. Pursuant to the DIP Credit Agreement, the DIP Lenders have agreed, upon the terms and conditions set forth therein, including the approval of the Court, to make available to the Company a senior subordinate secured debtor-in-possession term loan credit facility in the aggregate principal amount of $13 million, as described above. Borrowings under the DIP Credit Agreement will be used to (a) fund the Chapter 11 Cases, (b) make certain other payments as more fully provided in the Court orders relating to the approval of the DIP Credit Agreement, and (c) provide working capital for the DIP Loan Parties during the pendency of the Chapter 11 Cases, all in accordance with an approved budget (subject to the permitted variances) and as otherwise provided therein. The obligations under the DIP Credit Agreement will be secured by liens on substantially all of the real and personal property of the DIP Loan Parties (the “DIP Liens”), subject to certain exceptions. The DIP Liens will be senior to the liens securing the Subordinated Notes obligations and junior to the liens securing the Senior Notes obligations.

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

Description of Certain Components of Financial Data

Revenue

We derive primarily all of our revenue from the sale of our customized precision intraoral medical devices that clinicians use to treat patients diagnosed with Obstructive Sleep Apnea. Our revenue recognition policies are discussed in more detail in Note 2 to our condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2024 and 2023 included elsewhere in this quarterly report.

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

Provision for income taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes as well as net operating loss carryforwards and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed “more-likely-than-not” to be realized. Realization of deferred tax assets is dependent upon future pretax earnings, the reversal of temporary differences between book and tax bases of assets and liabilities, and the enacted tax rates in effect in future periods. The Company recorded a full valuation allowance as of June 30, 2024 and December 31 2023. Based on available evidence, we believe that it is more likely than not that we will be unable to utilize all our deferred tax assets in the future.

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

Reorganization items

Reorganization items relates to amounts incurred after the petition date as a direct result of the bankruptcy. This includes costs associated with restructuring, including professional fees, debt valuation adjustments, and other bankruptcy-related costs.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended
	June 30,		Change
	2024	2023	$	%
Revenue	$9,092	$6,934	$2,158	31.1%

Operating expenses:
Cost of revenue	4,268	3,171	1,097	34.6%
Sales and marketing	2,418	3,643	(1,225)	(33.6)%
General and administrative	3,482	4,480	(998)	(22.3)%
Research and development	1,173	1,376	(203)	(14.8)%
Total operating expenses	11,341	12,670	(1,329)	(10.5)%

Other income (expense)
Interest expense, net	(831)	(1,240)	409	33.0%
Change in fair value of earnout liability	130	6,700	(6,570)	n/m
Change in fair value of debt	—	(802)	802	n/m
Change in fair value of warrant liability	38	2,106	(2,068)	n/m
Other expense, net	(21)	(123)	102	n/m
Total other (expense) income, net	(684)	6,641	(7,325)	110.3%
Reorganization items, net	(12,248)	—	(12,248)	n/m
Net (loss) income	$(15,181)	$905	$(16,086)	1,777.5%

(n/m = not meaningful)

Revenue increased by $2,158, or 31.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily driven by increased adoption of the use of our precision devices, increased sales and marketing investments, and mix shift to the EVO Product, all of which contributed to increased unit volumes.

Total cost of revenue increased by $1.1 million, or 34.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to product costs associated with higher sales volume of our devices and an increase in the cost of materials and supplies.

Sales and marketing expenses decreased by $1.2 million, or 33.6%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily driven by a decrease of $0.1 million in distribution and advertising expenses, a decrease of $1.2 million in travel and in-person events expenses, and an increase of $0.1 million in sales and marketing events expenses.

General and administrative expenses decreased by $1.0 million, or 22.3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was due to a $0.7 million decrease in personnel costs and bonuses, $0.3 million in professional services and $0.4 in other general expenses offset by increase of $0.4 million related to legal fees and stock-based compensation.

Research and development expenses decreased by $0.2 million, or 14.8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily driven by decrease in headcount-related personnel and consulting costs of $0.1 million and $0.1 million increase in other research and development related expenses.

Total other expense, net increased by $7.3 million, or 110.3%, to $0.7 million, for the three months ended June 30, 2024, compared to net total other income of $6.6 million, for the three months ended June 30, 2023. The increase in expenses was primarily due to decrease in fair value of warrant and earnout liability of $2.1 million, and $6.6 million, respectively, decrease in interest expense of $0.5 million, offset by reclassification of debt valuation as reorganization items of $0.8 million and other expenses of $0.1 million.

Reorganization items during the three months ended June 30, 2024 amounted to $12.2 million, as the result of a debt valuation adjustment of $10.1 million and professional and other bankruptcy fees of $2.1 million, which were incurred in connection with the Chapter 11 Cases.

Comparison of the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended
	June 30,		Change
	2024	2023	$	%
Revenue	$16,550	$12,742	$3,808	29.9%

Operating expenses:
Cost of revenue	8,107	5,927	2,180	36.8%
Sales and marketing	4,394	6,467	(2,073)	(32.1)%
General and administrative	5,968	7,833	(1,865)	(23.8)%
Research and development	2,123	2,395	(272)	(11.4)%
Total operating expenses	20,592	22,622	(2,030)	(9.0)%

Other income (expense)
Interest expense, net	(1,977)	(2,412)	435	18.0%
Change in fair value of earnout liability	620	8,200	(7,580)	n/m
Change in fair value of debt	5,885	(2,629)	8,514	n/m
Change in fair value of warrant liability	96	1,264	(1,168)	n/m
Other expense, net	(74)	(530)	456	n/m
Total other income, net	4,550	3,893	657	(16.9)%
Reorganization items, net	(12,248)	—	(12,248)	n/m
Net loss	$(11,740)	$(5,987)	$(5,753)	(96.1)%

(n/m = not meaningful)

Revenue increased by $3.8 million, or 29.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily driven by increased adoption of the use of our precision devices, increased sales and marketing investments, and mix shift to the EVO Product, all of which contributed to increased unit volumes. Revenue from the Company’s largest customer was 4.45% and 5.2% for the six months ended June 30, 2024 and 2023, respectively.

Total cost of revenue increased by $2.2 million, or 36.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to product costs associated with higher sales volume of our devices and an increase in the cost of materials and supplies.

Sales and marketing expenses decreased by $2.1 million, or 32.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily driven by a decrease of $0.5 million in distribution and advertising expenses, a decrease of $1.8 million in travel and in-person events expenses, and an increase of $0.2 million in sales and marketing events expenses.

General and administrative expenses decreased by $1.9 million, or 23.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was due to a $1.7 million decrease in personnel costs and bonuses, $0.3 million decrease in professional services and $0.8 million decrease in other general expenses, offset by increase of $0.8 million related to legal fees and $0.1 million in stock-based compensation.

Research and development expenses decreased by $0.3 million, or 11.4%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily driven by a decrease in headcount-related personnel and consulting costs of $0.2 million and $0.1 million decrease in other research and development related expenses.

Total other income, net decreased by $0.7 million, or 16.9%, to $4.5 million, for the six months ended June 30, 2024, compared to net total other income of $3.9 million, for the six months ended June 30, 2023. The increase in expenses was primarily due to increase in fair value of debt of $8.5 million, offset by decrease in fair value of warrant and earnout liability of $1.2 million, and $7.6 million, respectively, and decrease in other expenses of $0.4 million.

Reorganization items during the three months ended June 30, 2024 amounted to $12.2 million, as the result of a debt valuation adjustment of $10.1 million and professional and other fees of $2.1 million were incurred in connection with the Chapter 11 Cases.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Management’s Plans

Our liquidity needs are to fund our ongoing business initiatives. Historically, our sources of cash were primarily the issuance of equity securities and the incurrence of debt, and our uses of cash were to fund our operating needs and to service our indebtedness. We expect to funds received under the Chapter 11 Cases, cash flows from operations and use our existing cash to fund our operations. We have incurred recurring losses from operations and recurring negative cash flows from operating activities. We expect operating losses and negative cash flows from operations to continue for the foreseeable future.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(10,335)	$(7,789)
Investing activities	(436)	(1,212)
Financing activities	9,013	(740)
Net change in cash	$(1,758)	$(9,741)

Net cash used in operating activities

For the six months ended June 30, 2024, net cash used in operating activities of $10.3 million was due primarily to a net loss of $11.7 million, changes in operating assets and liabilities of $5.6 million, and offset by non-cash adjustments of $7.0 million. Changes in operating assets and liabilities were driven primarily by increase of $1.7 million of accrued expenses and other current liabilities, $0.7 million of accounts receivable, $1.4 million of accounts payable, and $2.2 million of prepaid expenses, offset by decrease of $0.03 other current assets. Non-cash items primarily consisted of depreciation and amortization of $1.5 million, noncash interest of $1.2 million, noncash reorganization items of $10.1 million, and stock-based compensation of $0.9 million, partially offset by $6.6 million of change in fair value of earn-out liability, debt and warrants.

For the six months ended June 30, 2023, net cash used in operating activities of $7.8 million was due primarily to a net loss of $5.9 million and changes in operating assets and liabilities of $1.2 million, offset by non-cash adjustments of $3 million. Changes in operating assets and liabilities were driven by $2.1 million of accrued expenses and other current liabilities, $0.5 million of prepaid expenses, offset by $0.8 million of accounts receivable, and $0.7 million of inventory. Non-cash items primarily consisted of depreciation and amortization of $1.0 million, stock-based compensation of $0.6 million, noncash interest of $1.5 million and offset by $6.9 million of change in fair value of earn-out liability, debt and warrants, $0.1 million loss on disposal of property and equipment.

Net cash used in investing activities

For the six months ended June 30, 2024, net cash used in investing activities of $0.4 million was related to purchases of property and equipment of property and equipment.

For the six months ended June 30, 2023, net cash used in investing activities of $1.2 million was entirely related to purchases of property and equipment.

Net cash used in financing activities

For the six months ended June 30, 2024, net cash provided by financing activities of $9.0 million was due to proceeds from the issuance of DIP loans and principal payments under finance lease and equipment financing obligations.

For the three months ended June 30, 2023, net cash used in financing activities of $0.7 million was due to principal payments under deferred financing costs, finance lease and equipment financing obligations.

Contractual Obligations

Below is a summary of short-term and long-term anticipated cash requirements under contractual obligations existing as of June 30, 2024:

	2024	After 2024	Total
Recorded contractual obligations:
DIP Facility	$11,738	$—	$11,738
Senior Convertible Notes	14,960	—	14,960
Subordinated Convertible Notes	20,700	—	20,700
Other*	1,129	10,835	11,964
Total	$48,527	$10,835	$59,362

*(1) Represents finance and operating lease liabilities, equipment financing obligations

As of June 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information under Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2024, due to the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2023, our internal controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 7, 2024, the Company commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See Note 1 and Note 16 in our notes to consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for a further discussion of such cases.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any other litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
10.1

Form of Senior Subordinate Superiority Secured Debtor-in-Possession Credit Agreement, among ProSomnus, Inc., the Guarantors party thereto, the Lenders party thereto, and the Wilmington Savings Fund Society, FSB (previously filed as Exhibit 10.2 on Form 8-K filed with the SEC on May 8, 2024).

10.2

Restructuring Support Agreement between the Company, certain of its existing affiliates and subsidiaries of the Company, and certain sponsoring Senior Noteholders and Subordinated Noteholders, dated as of May 7, 2024.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2024

PROSOMNUS, INC.

By:	s/ Len Liptak
Name:	Len Liptak
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Dow
Name:	Brian Dow
Title:	Chief Financial Officer
(Principal Financial Officer)